Form 10-Q
period 1996-03-31
FAST FOOD SYSTEMS INC
filed 1996-05-17
CIK 860591

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                                   FORM 10-Q


(X)         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended  MARCH 31, 1996

                                      OR


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to __________________

Commission file number               0-18917

                            FAST FOOD SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                13-3562193
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification #)


         42-40 BELL BOULEVARD, BAYSIDE, NEW YORK             11361
         (Address of principal executive offices)          (zip code)


                                 (718) 229-1113
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

Yes        No_____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding at May 10, 1996
Common Stock, $.01 par value                       2,178,400 Shares

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

             FORM 10-Q FOR THE SECOND QUARTER ENDED MARCH 31, 1996



                                     INDEX




PART 1                                                      Page No.
- - ------                                                      --------

Financial Information:

Condensed Consolidated Balance Sheets-
 March 31, 1996 and September 24, 1995                   2

Condensed Consolidated Statements of Operations-
  for the Three and Six Months Ended March 31, 1996
  and March 26, 1995                                     3-4

Condensed Consolidated Statements of Cash Flows-
  for the Six Months Ended March 31, 1996 and
  March 26, 1995                                         5-6

Notes to Condensed Consolidated Financial
  Statements                                             7-9

Management's Discussion and Analysis of
  Financial Condition and Results of Operations          10-11


PART II
- - -------

Other Information

Item 1.           Legal Proceedings                            12

Item 2.           Changes in Securities                        12

Item 3.           Defaults upon Senior Securities              12

Item 4.           Submission of Matters to a Vote of
                  Security Holders                             12

Item 5.           Other Information                            12

Item 6.           Exhibits and Reports on Form 8-K             12

Signatures                                                     12




                                    1.

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,      SEPTEMBER 24,
                                                  1996             1995
                                               ------------      --------
                                               (Unaudited)           *
             Assets

Current assets:
 Cash                                          $    8,628      $   150,945
 Notes receivable, current maturities             146,771           95,266
 Inventories                                        -               99,513
 Other current assets                              49,275          141,264
                                                ---------        ---------
Total current assets                              204,674          486,988
                                                ---------        ---------
Property and equipment, net                        60,088        2,806,735
                                                ---------        ---------

Other assets:

 Notes receivable, less current maturities      1,493,254        1,046,353
 Interests in managed entities                    193,834          314,324
 Security deposits                                  1,242           58,375
 Intangible assets                                   -             115,738
                                                ---------        ---------
Total other assets                              1,688,330        1,534,790
                                                ---------        ---------
Total assets                                   $1,953,092       $4,828,513
                                               ==========       ==========

    Liabilities and Shareholders' Equity

Current liabilities:
 Current maturities of capital lease
   obligations                                 $     -          $   21,451
 Accounts payable and accrued expenses             59,710          731,668
 Taxes payable, other than on income                7,390          104,441
 Due to managed entities                           79,096          147,458
                                                ---------        ---------
Total current liabilities                         146,196        1,005,018

 Capital lease obligations, non-current              -             378,119
 Deferred credits                                  67,910          215,371
                                                ---------        ---------
Total liabilities                                 214,106        1,598,508
                                                ---------        ---------
Shareholders' equity:
 Common stock and additional paid-in capital    7,328,625        8,435,825
 Accumulated deficit                           (5,589,639)      (5,205,820)
Total shareholders' equity                      1,738,986        3,230,005
                                                ---------        ---------
Total liabilities and shareholders' equity     $1,953,092       $4,828,513
                                               ==========       ==========

*Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

                                   2.

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)






                                                 Three Months Ended
                                             March 31,        March 26,
                                               1996             1995
                                          --------------    ------------
Sales                                      $   139,903       $ 4,889,135
Cost of sales                                   57,024         1,624,113
                                           -----------       -----------
Gross Profit                                    82,879         3,265,022
                                           -----------       -----------
Store labor expenses                            55,148         1,505,513
Store operating and occupancy expenses          67,481         1,271,425
Advertising and royalty expenses                11,708           422,874
General and administrative expenses            147,305           427,487
Interest expense                                   250            40,569
Management fee income                         ( 39,571)         ( 69,530)
Interest income                               ( 56,672)         (    718)
Loss (gain) on sale of assets, net              85,825          (251,048)
Other expense                                   29,402             3,598
                                           -----------       -----------
                                               300,876         3,350,170
                                           -----------       -----------
Net loss                                   $  (217,997)      $  ( 85,148)
                                           ===========       ===========
Weighted average number of shares
 outstanding                                 2,214,400         2,178,400
                                           ===========       ===========
Net loss per share                         $      (.10)      $      (.04)
                                           ===========       ===========






See accompanying notes to condensed consolidated financial statements.


                                      3.

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)






                                                 Six Months Ended
                                          --------------------------
                                             March 31,      March 26,
                                               1996           1995
                                          --------------    ------------
Sales                                      $ 1,103,236       $10,247,745
Cost of sales                                  387,156         3,367,224
                                           -----------       -----------
Gross Profit                                   716,080         6,880,521
                                           -----------       -----------
Store labor expenses                           423,993         3,051,351
Store operating and occupancy expenses         321,852         2,539,035
Advertising and royalty expenses                89,518           898,488
General and administrative expenses            401,883           861,160
Interest expense                                 2,642            92,789
Management fee income                         ( 79,408)         (146,618)
Interest income                               (108,641)         (    973)
Loss (gain) on sale of assets, net              40,351          (251,048)
Other expense (income)                           7,709          ( 42,869)
                                           -----------       -----------
                                             1,099,899         7,001,315
Net loss                                   $  (383,819)      $  (120,794)
                                           ===========       ===========
Weighted average number of shares
 outstanding                                 2,214,400         2,178,400
                                           ===========       ===========
Net loss per share                         $      (.17)      $      (.06)
                                           ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                                           4.

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Six Months Ended
                                                   ----------------------
                                                     March 31,    March 26,
                                                       1996         1995
                                                   ------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $  (383,819)   $  (120,794)
                                                  -----------    -----------
Adjustments to reconcile net loss to net cash
  provided (required) by operating
  activities:
    Depreciation and amortization                      11,366        432,478
    Deferred credits applied                          (38,902)       (59,700)
    Imputed interest expense                             --           16,479
    Net loss (gain) on asset dispositions              40,351       (251,048)
    Loss attributable to equity investments            44,555         84,700
    Change in due/to from managed entities            (68,362)       (71,151)
    Decrease in inventory                              31,167         28,457
    Decrease (increase) in current assets             (21,725)       166,510
    Decrease in accounts payable, accrued
      expenses and other liabilities                 (687,665)      (106,482)
                                                  -----------    -----------
Total adjustments                                    (689,215)       240,243
Net cash provided (required) by operating
  activities                                       (1,073,034)       119,449
                                                  -----------    -----------
Cash flows from investing activities:
  Proceeds of asset dispositions                    1,626,633        375,000
  Acquisition of tangible and intangible assets        (3,910)      (125,462)
  Collections on notes receivable                     381,159           --
  Distributions from managed entities                  75,935            935
  Cash paid on lease termination                      (18,000)          --
  Increase in security deposits and other             (23,900)       (12,831)
                                                  -----------    -----------
  Net cash provided by investing activities         2,037,917        237,642
                                                  -----------    -----------
Cash flows from financing activities:
   Repayments to shareholder                             --         (425,000)
   Principal payments on capital leases                  --          (31,159)
   Return of capital distributions paid            (1,107,200)          --
                                                  -----------    -----------
Net cash required by financing activities          (1,107,200)      (456,159)
                                                  -----------    -----------
  Net decrease in cash                               (142,317)       (99,068)
  Cash, beginning of period                           150,945        155,181
                                                  -----------    -----------
  Cash, end of period                             $     8,628    $    56,113
                                                  ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                     5.

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                    Six Months Ended
                                               -----------------------
                                                 March 31,    March 26,
                                                   1996         1995
                                               ------------   --------
Additional Cash Flow Information:

  Interest expense paid during the period      $      --     $ 81,172
                                               ===========   ========
Non-cash investing and financing activities:
    Imputed contribution to paid-in capital    $      --     $ 16,479
                                               ===========   ========
    Notes and escrow receivables arising
      from asset sales                         $ 1,833,566   $375,000
                                               ===========   ========
    Net book value of property and equipment
      sold or abandoned                        $ 2,854,929   $932,335
                                               ===========   ========
    Capitalized value of sale-leaseback
      debt extinguished                        $   395,570   $819,972
                                               ===========   ========
    Security deposits and accrued interest
      thereon surrendered to obtain assigned
      lease extension                          $    21,760   $   --
                                               ===========   ========
    Other restaurant asset dispositions:
      Inventory                                $    68,346   $   --
                                               ===========   ========
      Prepayments                              $   101,954   $   --
                                               ===========   ========
      Security deposits                        $    47,133   $   --
                                               ===========   ========
      Intangibles                              $      --     $426,716
                                               ===========   ========
    Liabilities and credits assumed by
     purchasers:
      Accrued expenses                         $    81,344   $   --
                                               ===========   ========
      Deferred credits                         $   108,559   $   --
                                               ===========   ========


See accompanying notes to condensed consolidated financial statements.

                                        6.

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three and six-month periods ended March 31, 1996 and March 26, 1995, respectively.

2. The condensed consolidated results of operations for the three and six-month periods ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

3. On October 9, 1995, the sale of eight New York City restaurants to Wendnew, L.L.C. was closed in escrow and Wendnew took provisional operational and financial control of the restaurants pending approval by the Company's shareholders. The Company realized neither gain nor loss on such transaction as the carrying value of the property, equipment and intangibles sold less the book value of liabilities and deferred credits assumed by the purchaser had been reduced to equal the consideration for the sale.

     On December 20, 1995, the Company, Wendnew and the lessor of the Fulton Street, Brooklyn (Wendton) restaurant agreed to terms for a ten-year extension of such restaurant's lease. The Company was required to surrender its security deposit of $10,000 and the accrued interest thereon in the amount of $11,760. The Company was also required to pay $9,000 for a retroactive rent increase of which $2,710 was charged to Wendnew for the period they were operating the restaurant. The aggregate $28,050 cost to the Company of obtaining the lease extension has been charged as a loss on the sale of the restaurants to Wendnew. However, securing the lease extension removes a contingency loss to the Company of approximately $430,913 representing the estimated forgiveness of debt that would have been required if the lease were not extended for at least three years beyond its scheduled April 30, 1997 expiration.

     Approval of the sale by the Company's shareholders was obtained on January 26, 1996. On such date the Company received the escrowed proceeds and three installment payments on the $150,000 mortgage note. The Company agreed to defer principal payments on the $750,000 term note until March 1, 1996. The Company did receive payment of accrued interest on such note of approximately $18,000. The Company also offered Wendnew a 5% (or $17,500) discount on a $350,000 prepayment subject to Wendnew's obtaining financing therefor. (See Notes 9 and 11).





                                       7.

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




4. On November 10, 1995, the Company consummated the sale of its Wendbridge (New Jersey) restaurant. The Company received proceeds of $562,500 plus certain closing adjustments. The Company realized neither gain nor loss on such sale as the restaurants Intangible Franchise Affiliation Value
      (IFAV) had been written down to equate the carrying value of the property, equipment and intangibles with the consideration therefor. From the sale proceeds the Company paid a $.20 per share return of capital distribution aggregating $442,880 on November 28, 1995.

5. On December 22, 1995, the Company consummated the sale of the Sayreville restaurant, agreed to on December 12, 1995. The Company received gross proceeds of $100,000 less certain minor closing adjustments and recorded a gain of $73,524.

6. In January 1996, The Company obtained a lease termination agreement for its Wendchester restaurant in the Bronx. Such termination agreement provided for the Company to surrender possession of the premises no later than June 30, 1996, subject to acceleration of such date upon five days written notice from the landlord. In addition, the monthly rent effective January 1, 1996 was reduced from $7,833 to $6,000. The Company must also forfeit its $21,250 security deposit. The Company had previously written down this store's property and equipment to $50,000. (See Note 8).

7. On January 26, 1996, the Company declared a $.30 per share return of capital distribution aggregating $664,320 payable from the Wendnew proceeds to shareholders of record as of February 12, 1996. The distribution was paid on February 16, 1996.

8. On March 18, 1996, the Company closed the consistently unprofitable Wendchester restaurant, its last owned operating location. The Company sustained a loss of $85,825 thereon, consisting of the write-off of the undepreciated improvements and non-salvageable equipment thereat in the amount of $50,225, less salvage proceeds of $3,650; the forfeited security deposit therefor of $21,250 and a newly agreed termination penalty of $18,000.

9. On February 21, 1996, Wendnew prepaid $350,000 of the note receivable due the Company, less a $17,500 offered discount (See Notes 3, 10 and 11).


                                         8.

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



10. Notes receivable including their current maturities as of March 31, 1996 consist of the following:

      Notes Receivable Arising                 Total                Current
       from the Sale of (to)                 Receivable            Maturities
      ------------------------               ----------            ----------
      Wendway/Wendwick                       $  743,175            $   74,717
      Wendtrip                                  351,997                25,412
      Wendnew (term note) (1)                   396,693                 4,740
      Wendnew (mortgage)  (2)                   148,160                41,902
                                             ----------            ----------
      Totals:                                 1,640,025            $  146,771
                                                                   ==========
      Less: Current maturities                  146,771
                                             ----------
      Long-term maturities                   $1,493,254
                                             ==========

  (1) A $332,500 prepayment, net of a $17,500 discount, was received on February 21, 1996.
  (2) The Company has also offered the purchaser a 5% discount on the prepayment of the mortgage note. (See Note 11).

11. On April 8, 1996, Wendnew prepaid the balance of the mortgage note, less a 5% prepayment discount of $7,408. The proceeds were $141,657, including interest of $905.

12. Loss per share is based upon the loss for the period divided by the weighted average number of common shares outstanding during the period.



                                        9.

Item 2

         Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         On January 26, 1996, the Company's shareholders approved the sale to Wendnew, L.L.C. of eight New York City restaurants. (See Note 3 to the Condensed Consolidated Financial Statements. Provisional operational and financial control of such restaurants had been transferred on October 9, 1995 when the sale was closed in escrow pending the stockholder vote.

         On November 10 and December 22, 1995, the Company sold its Wendbridge and Sayreville, New Jersey restaurants. (See Notes 4 and 5 to the Condensed Consolidated Financial Statements.)

         The above transactions left the Company with one operating restaurant, the Wendchester location in the Bronx. In January 1996, the Company signed a lease termination agreement, which provided for the surrender of the premises on the earlier of June 30, 1996 or five days after written notice from the landlord requesting such earlier surrender is received. The Company also agreed to forfeit its $21,250 security deposit. On March 15, 1996, the termination agreement was modified. Pursuant thereto on March 18, 1996, the Company paid the landlord an additional $18,000, terminated the lease and vacated the premises. (See Notes 6 and 8 to the Condensed Consolidated Financial Statements.)

         The Company had also agreed to defer principal payments on the $750,000 note due from Wendnew until March 1, 1996. The Company had also offered Wendnew a 5% discount on the prepayment of $350,000 of such note principal. Wendnew sought and obtained financing to fund such prepayment and on February 21, 1996, paid the Company $332,500 of principal, net of the $17,500 discount.

         The outstanding amount of such note principal is no longer subject to partial forgiveness as the Company, Wendnew and the landlord of the Wendton restaurant sold to Wendnew have agreed to a lease extension. (See Notes 3, 9 and 10 to the Condensed Consolidated Financial Statements.)

         The Company's remaining operations now consist of (i) managing Fast Food Operators, Inc. ("FFO") in which it has a 33.65% equity interest; (ii) overseeing the operations of Wendtwo Limited Partnership ("Wendtwo") in which it has a 1% equity interest and
         (iii) collecting on its outstanding notes receivable. The Company is not presently operating any restaurants for its own account and has no plans to do so in the future.

         As amended effective January 26, 1996, the management agreement with FFO provides for an annual fee of $12,000 per managed restaurant subject to an annual minimum of $108,000. As FFO presently owns and operates six restaurants, the Company's future management fee income therefrom is expected to remain constant at $27,000 per quarter. For the three and six-month periods ended March 31, 1996, the Company's share of FFO's losses was $35,331 and $10,728, respectively.

                                  10.

         Management's Discussion and Analysis of Financial Condition and Results of Operations.


         During the quarter ended December 31, 1995, FFO paid a return of capital distribution of $.025 per share; the Company accordingly received $75,000 of such distribution, which was recorded as a reduction of the Company's equity investment therein.

         The Company has subcontracted the day-to-day management of Wendtwo. Such arrangement effectively reduces the Company's management fee therefrom to 1% of Wendtwo's sales.

         The Company no longer receives consulting income assigned by its President. Such agreement terminated November 1, 1995.

         The Company incurred no income tax expense for any of the periods reported herein.

Liquidity and Capital Resources

         The Company's working capital improved by $576,508 from a deficit of $518,030 at September 24, 1995 to a surplus of $58,478 at March 31, 1996 due principally to the sale of ten restaurants for cash and receivables less the payments on November 28, 1995 and February 16, 1996 of return of capital distributions in the respective amounts of $442,880 and $664,320. The latter distribution was facilitated by the receipt of escrowed receivables and related monies of approximately $954,000 on January 26, 1996. The February 1996 distribution brought the total of such distributions paid during the previous nine months to $1.00 per share or $2,214,400.

         During the six months ended March 31, 1996, the Company's cash balance decreased by $142,317 from $150,945 to $8,628. Operating activities required $1,073,034 of which $295,282 was attributable to restaurant and related operations and $777,752 to net reductions in current payables. At March 31, 1996, current payables totaled $146,196. These include a payable to Wendtwo of $79,096, paid in April, 1996.

         Investing activities produced $2,037,917 principally from $2,007,792 of cash proceeds from the restaurant sales and the collections of notes and escrow receivables related thereto. Included in such collections was a $332,500 prepayment received on the Wendnew note, net of a $17,500 discount. On April 8, 1996, the Wendnew mortgage note was also prepaid, again net of a 5% discount. From the latter prepayment, the Company received proceeds of $141,657 including interest of $905. From such proceeds, the Company retired its current payable to Wendtwo. Distributions from managed entities provided $75,935 including $75,000 received from FFO. Investing outflows included $18,000 to terminate the Wendchester lease and $27,810 for other individually insignificant items.

         Financing activities consisted of the two return of capital distributions aggregating $1,107,200 as described in the third preceding paragraph.

                                        11.

PART II.          OTHER INFORMATION
- - --------          -----------------

Item 1-5.         Not Applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  None



                                 ************

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FAST FOOD SYSTEMS, INC.





Date: May 13, 1996                    By      /s/ Lewis E. Topper
                                           ----------------------
                                                  Lewis E. Topper
                                                  Chairman of the Board
                                                  President, Chief Executive
                                                  Officer, Treasurer and
                                                  Director,
                                                  Principal Financial and
                                                  Accounting Officer