Form 10-Q
period 1996-06-30
FAST FOOD SYSTEMS INC
filed 1996-08-14
CIK 860591

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q


[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996
                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                     -------------------------------------
                        Commission file number 0-18917
                     -------------------------------------

                            FAST FOOD SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
                        (State or other jurisdiction of
                        incorporation or organization)

                             42-40 BELL BOULEVARD
                               BAYSIDE, NEW YORK
                   (Address of principal executive offices)
                                     11361
                                  (Zip Code)

                                  13-3562193
                     (IRS Employer Identification Number)

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


                              Yes  [X]     No [ ]


      The number of shares outstanding of each of the issuer's classes of common stock was 2,178,400 shares of common stock, par value $.01, outstanding as at August 9, 1996.

  2
                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

                         FORM 10-Q THIRD QUARTER 1996

                                     INDEX
                                     -----




PART I                                         PAGE NO.
- - ------                                         -------

Financial Information:

Condensed Consolidated Balance Sheets-
June 30, 1996 and September 24, 1995              3

Condensed Consolidated Statements of
Operations-for the Three and Nine Month
Periods Ended June 30, 1996 and June 25, 1995     4-5

Condensed Consolidated Statements of
Cash Flows-for the Nine Month Periods Ended
June 30, 1996 and June 25, 1995                   6-7

Notes to Condensed Consolidated Financial
Statements                                        8-9

Management's Discussion and Analysis of
Financial Condition and Results of Operations     10


PART II
- - -------

Item 1.  Legal Proceedings                        11

Item 2.  Changes in Securities                    11

Item 3.  Defaults upon Senior Securities          11

Item 4.  Submission of Matters to a Vote
         of Security Holders                      11

Item 5.  Other Information                        11

Item 6.  Exhibits and Reports on Form 8-K         11

Signatures                                        11

Financial Data Schedules                          12-13

  3
                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          June 30,        September 24,
                                            1996              1995
                                        (UNAUDITED)            *
                                        -----------       ------------
            ASSETS

Current assets:
  Cash                                  $   55,998        $  150,945
  Notes receivable, current maturities     145,612            95,266
  Inventories                                    0            99,513
  Other current assets                      39,595           141,264
                                        ----------        ----------
Total current assets                       241,205           486,988
                                        ----------        ----------
Property, and equipment, net                54,640         2,806,735
                                        ----------        ----------
Other assets

  Notes receivable, less current
    maturities                           1,312,059         1,046,353
  Interests in managed entities            214,311           314,324
  Security deposits                          1,242            58,375
  Intangible assets                              0           115,738
                                        ----------        ----------
Total other assets                       1,527,612         1,534,790
                                        ----------        ----------
Total assets                            $1,823,457        $4,828,513
                                        ==========        ==========

            LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
  Current maturities of capital lease
    obligations                         $        0        $   21,451
  Accounts payable, accrued expenses        24,790           731,668
  Taxes payable, other than on income            0           104,441
  Due to managed entities                        0           147,458
                                        ----------        ----------
Total current liabilities                   24,790         1,005,018

  Capital lease obligations, non
    current                                      0           378,119
  Deferred credits                          30,000           215,371
                                        ----------        ----------
Total liabilities                           54,790         1,598,508
                                        ----------        ----------
Shareholders' equity:
  Common stock and additional paid-in
    capital                              7,328,625         8,435,825
  Accumulated deficit                   (5,559,958)       (5,205,820)
                                        ----------        ----------
Total shareholders' equity               1,768,667         3,230,005
                                        ----------        ----------
Total liabilities and shareholders'
  equity                                $1,823,457        $4,828,513
                                        ==========        ==========

See accompanying notes to condensed consolidated financial statements. *Condensed from audited financial statements.

  4
                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months Ended
                                             June 30,         June 25,
                                               1996             1995
                                            ----------       ----------

Sales                                       $        0       $3,931,714
Cost of sales                                        0        1,321,255
                                            ----------       ----------
Gross Profit                                         0        2,610,459
                                            ----------       ----------

Store labor expenses                                 0        1,140,981
Store operating and occupancy expenses               0        1,012,953
Advertising and royalty expenses                     0          327,563
General and administrative expenses            104,716          371,047
Interest expense                                     0            9,193
Management fee income                          (43,832)         (70,078)
Interest income                                (37,635)         (29,544)
Loss (gain) on sale of assets, net                   0          302,047
Impairment of intangible franchise
  affiliation value                                  0          340,850
Other income, net of other expense             (52,930)        (155,744)
                                            ----------       ----------
                                               (29,681)       3,249,268
                                            ----------       ----------

Net income (loss)                           $   29,861       $ (638,809)
                                            ==========       ==========
Weighted average number of shares
 outstanding                                 2,214,400        2,198,971
                                            ==========       ==========

Net income (loss) per share                 $     (.01)      $      .29
                                            ==========       ==========


See accompanying notes to condensed consolidated financial statements.

  5
                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Nine Months Ended
                                             June 30,        June 25,
                                               1996            1995
                                            ----------      ----------

Sales                                       $1,103,236      $14,179,459
Cost of sales                                  387,156        4,688,479
                                            ----------      -----------
Gross Profit                                   716,080        9,490,980
                                            ----------      -----------

Store labor expenses                           423,993        4,192,332
Store operating and occupancy expenses         321,852        3,551,988
Advertising and royalty expenses                89,518        1,226,051
General and administrative expenses            506,599        1,232,207
Interest expense                                 2,642          101,982
Management fee income                         (123,240)        (216,696)
Interest income                               (146,276)         (30,517)
Loss (gain) on sale of assets, net              40,351           50,999
Impairment of intangible franchise
  affiliation value                                  0          340,850
Other income, net of other expense             (45,221)        (198,613)
                                            ----------      -----------
                                             1,070,218       10,250,583
                                            ----------      -----------

Net loss                                    $ (354,138)     $  (759,603)
                                            ==========      ===========
Weighted average number of shares
 outstanding                                 2,214,400        2,185,257
                                            ==========      ===========

Net loss per share                          $     (.16)     $      (.35)
                                            ==========      ===========

See accompanying notes to condensed consolidated financial statements.

  6
                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 Nine Months Ended
                                             June 30,        June 25,
                                               1996            1995
                                           ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $ (354,138)     $ (759,603)
                                           ----------      ----------
Adjustments to reconcile net loss to
  net cash required by operating
  activities:
    Depreciation and amortization              16,814         590,186
    Impairment of intangible franchise
      affiliation fee                               0         340,850
    Deferred credits applied                  (76,812)        (88,608)
    Imputed interest expense                        0          16,479
    Net loss (gain) on asset dispositions      40,351          50,999
    Loss (income) attributable to equity
      investments                              23,610         (11,765)
    Recognition of deferred gain                    0          (3,644)
    Change in due/to from managed entities   (147,458)        322,995
    Decrease in inventory                      31,167          52,635
    Decrease (increase) in other current
      assets                                  (12,045)        110,040
    Decrease in accounts payable, accrued
      expenses and other liabilities         (729,975)       (769,212)
                                           ----------      ----------
Total adjustments                            (854,348)        610,955
                                           ----------      ----------
Net cash required by operating
  activities                               (1,208,486)       (148,648)
                                           ----------      ----------
Cash flows from investing activities:
  Proceeds of asset dispositions            1,626,633       1,740.000
  Acquisition of tangible and intangible
   assets                                      (3,910)       (206,401)
  Collections on notes receivable             563,513          11,011
  Distributions from managed entities          76,403           1,403
  Cash paid on lease termination              (18,000)              0
  Increase in security deposits and other     (23,900)        (14,011)
                                           ----------      ----------
  Net cash provided by investing
   activities                               2,220,739       1,532,002
                                           ----------      ----------
Cash flows from financing activities:
  Repayments to shareholder                         0        (545,295)
  Principal payments on capital leases              0         (36,527)
  Return of capital distributions paid     (1,107,200)       (664,320)
  Proceeds of stock option exercise                 0          36,000
                                           ----------      ----------
Net cash required by financing activities: (1,107,200)     (1,210,142)
                                           ----------      ----------
  Net increase (decrease) in cash             (94,947)        173,212

  Cash, beginning of period                   150,945         155,181
                                           ----------      ----------
  Cash, end of period                      $   55,998      $  328,393
                                           ==========      ==========

See accompanying notes to condensed consolidated financial statements.

  7
                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Nine Months Ended
                                                June 30,       June 25,
                                                  1996           1995
                                               ----------      ----------

Additional Cash Flow Information:

  Interest expense paid during the period      $     2,642     $    94,214
                                               ===========     ===========
  Income taxes paid during the period          $         0     $         0
                                               ===========     ===========
Non-cash investing and financing activities:

    Imputed contribution to paid-in capital    $        0      $    16,479
                                               ===========     ===========
    Notes and escrow receivables arising
      from asset sales                         $ 1,833,566     $ 1,175,000
                                               ===========     ===========
    Net book value of property and equipment
      sold or abandoned                        $ 2,854,929     $ 3,040,843
                                               ===========     ===========
    Capitalized value of sale-leaseback
      debt extinguished                        $   395,570     $ 1,259,102
                                               ===========     ===========
    Security deposits surrendered and
      related costs incurred to obtain
      assigned lease extension (1996)/
      termination of lease (1995)              $    21,760     $   253,596
                                               ===========     ===========
    Other restaurant asset dispositions:
      Inventory                                $    68,346     $    10,394
                                               ===========     ===========
      Prepayments                              $   101,954     $     5,915
                                               ===========     ===========
      Security deposits                        $    47,133     $    13,000
                                               ===========     ===========

    Liabilities and credits assumed by purchasers:
      Accrued expenses                         $    81,344     $         0
                                               ===========     ===========
      Deferred credits                         $   108,559     $         0
                                               ===========     ===========
    Impairment of intangible franchise
      affiliation value on operating
      restaurants                              $         0     $   340,850
                                               ===========     ===========
    Intangible assets written-of on sale
      of restaurants:

    Intangible franchise affiliation value     $         0     $   929,852
                                               ===========     ===========
    Other                                      $         0     $    22,350
                                               ===========     ===========


See accompanying notes to condensed consolidated financial statements.

  8
                  FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three and nine-month periods ended June 30, 1996 and June 25, 1995, respectively.

2. The condensed consolidated results of operations for the three and nine-month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

      Approval of the sale by the Company's shareholders was obtained on January 26, 1996. On such date the Company received the escrowed proceeds and three installment payments on the $150,000 mortgage note. The Company agreed to defer principal payments on the $750,000 term note until March 1, 1996.
The Company did receive payment of accrued interest on such note of approximately $18,000. The Company also offered Wendnew a 5% (or $17,500) discount on a $350,000 prepayment subject to Wendnew's obtaining financing therefor. (See Notes 9 and 10).

4. On November 10, 1995, the Company consummated the sale of its Wendbridge (New Jersey) restaurant. The Company received proceeds of $562,500 plus certain closing adjustments. The Company realized neither gain nor loss on such sale as the restaurant's Intangible Franchise Affiliation Value (IFAV) had been written down to equate the carrying value of the property, equipment and intangibles with the consideration therefor. From the sale proceeds the Company paid a $.20 per share return of capital distribution aggregating $442,880 on November 28, 1995.

5. On December 22, 1995, the Company consummated the sale of the Sayreville restaurant, agreed to on December 12, 1995. The Company received gross proceeds of $100,000 less certain minor closing adjustments and recorded a gain of $73,524.

  9
                  FAST FOOD OPERATORS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

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

9. On February 21, 1996, Wendnew prepaid $350,000 of the note receivable due the Company, less a $17,500 offered discount (See Notes 3 and 10).

10. Notes receivable including their current maturities as of June 30, 1996 consist of the following:


      Notes Receivable Arising                 Total                Current
       from the Sale of (to)                 Receivable            Maturities
      ------------------------               ----------            ----------

      Wendway/Wendwick                       $  725,187            $   76,601
      Wendtrip                                  345,879                26,052
      Wendnew (term note) (1)                   386,605                42,959
      Wendnew (mortgage)  (2)                         0                     0
                                             ----------            ----------
      Totals:                                 1,457,671            $  145,612
      Less: Current maturities                  145,612            ==========
                                             ----------
      Long-term maturities                   $1,312,059
                                             ==========

(1) A $332,500 prepayment, net of a $17,500 discount, was received on February 21, 1996.

(2) The Company also offered the purchaser a 5% discount on the prepayment of the mortgage note. On April 8, 1996, Wendnew prepaid the balance of the mortgage note, less the 5% prepayment discount, which amounted to $7,408. The proceeds were $141,657, including interest of $905.

11. Income (loss) per share is based upon the income (loss) for the period divided by the weighted average number of common shares outstanding during the period.

Item 2
- - ------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

As amended effective January 26, 1996, the management agreement with FFO provides for an annual fee of $12,000 per managed restaurant subject to an annual minimum of $108,000. As FFO presently owns and operates six restaurants, the Company's future management fee income therefrom is expected to remain constant at $27,000 per quarter. For the three and nine-month periods ended June 30, 1996, the Company's share of FFO's results of operations was quarterly income of $20,945 and a year-to-date loss of $25,114.

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

The Company earned interest income of $37,635 for the 1996 quarter and $146,276 for the 1996 nine months, principally on the notes receivable arising from the sales of the restaurants. (See Note 10 to the condensed consolidated financial statements).

The Company incurred no income tax expense for any of the periods reported herein.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital improved by $734,445 from a deficit of $518,030 at September 24, 1995 to a surplus of $216,415 at June 30, 1996 due principally to the sale of ten restaurants for cash and receivables less the payments on November 28, 1995 and February 16, 1996 of return of capital distributions in the respective amounts of $442,880 and $664,320. The latter distribution was facilitated by the receipt of escrowed receivables and related monies of approximately $954,000 on January 26, 1996. The February 1996 distribution brought the total of such distributions paid during the previous nine months to $1.00 per share or $2,214,400.

During the nine months ended June 30, 1996, the Company's cash balance decreased by $94,947 from $150,945 to $55,998. Operating activities required $1,208,486 of which $319,008 was attributable to restaurant and related operations and $889,478 to net reductions in current payables. At June 30, 1996, current payables totaled $24,790.

Investing activities produced $2,220,739 principally from $2,190,146 of cash proceeds from the restaurant sales and the collections of notes and escrow receivables related thereto. Included in such collections was a $332,500 prepayment received on the Wendnew note, net of a $17,500 discount. On April 8, 1996, the Wendnew mortgage note was also prepaid, again net of a 5% discount. From the latter prepayment, the Company received proceeds of $141,657 including interest of $905. From such proceeds, the Company retired its current payable to Wendtwo. Distributions from managed entities provided $76,403 including $75,000 received from FFO. Investing outflows included $18,000 to terminate the Wendchester lease and $27,810 for other individually insignificant items.

Financing activities consisted of the two return of capital distributions aggregating $1,107,200 as described in the third preceding paragraph.

PART II.    OTHER INFORMATION
- - -------     -----------------

Item 1-5.   Not Applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FAST FOOD SYSTEMS, INC.

Date: August 9, 1996                 By  \s\ Lewis E. Topper
                                         -------------------
                                         Lewis E. Topper
                                         Chairman of the Board,
                                         President, Chief
                                         Executive Officer,
                                         Treasurer and Director,
                                         Principal Financial and
                                         Accounting Officer