Form 10-K
period 1996-09-29
FAST FOOD SYSTEMS INC
filed 1997-01-13
CIK 860591

FORM 10-KSB

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 29, 1996

                                OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

                  Commission file number 0-18917

                      FAST FOOD SYSTEMS, INC.
     (Exact name of Registrant as specified in its charter)

            DELAWARE                              13-3562193
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification
No.)

          42-40 Bell Boulevard, Bayside, New York 11361
       (Address of principal executive offices) (zip code)

                           718-229-1113
                 (Registrant's telephone number,
                      including area code)

 Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $.01 per share
                         (Title of Class)

Indicate by (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /    No /   /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
   / X /

State issuer's revenues for its most recent fiscal year:
$364,457.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of January 8, 1997: $315,375

Number of shares outstanding of Registrant's Common Stock as of January 8, 1997: 2,214,400

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes /  /  No / X /

                             PART I
                             ------

ITEM 1. BUSINESS
----------------
BACKGROUND
----------

Fast Food Systems, Inc. (the "Company") was incorporated in Delaware on February 1, 1990. The Company was formed to consolidate the businesses, assets, liabilities and operations of Integrated Food Systems, Inc., a New Jersey corporation ("IFS"), with the businesses, assets, liabilities and operations of up to eighteen Wendy's Old Fashioned Hamburgers Restaurants (the "Restaurants") operated for the benefit of fourteen limited partnerships. The Company offered to exchange shares of its common stock, $.01 par value per share (the "Common Stock"), for all of the issued and outstanding common stock of IFS, which was a wholly-owned subsidiary of Integrated Resources, Inc. ("IR"). In addition, the Company offered to exchange shares of its Common Stock and promissory notes for the businesses, assets, liabilities and operations of the Restaurants owned by the limited partnerships. IFS owned general partner interests in and managed the Restaurant operations of each of the limited partnerships. Twelve of the fourteen limited partnerships (encompassing fifteen Restaurants) and IR consented to the Exchange Offer and Consolidation. On November 26, 1990 the exchange offers were consummated, with an aggregate of 2,178,400 shares of Common Stock and promissory notes in an aggregate principal amount of $2,005,000 being issued. The assets involved in the exchange included twenty (fifteen partnership and five
IFS) Wendy's Restaurants, related real estate, restaurant equipment, and other assets and liabilities.

On January 28, 1994, Lewis E. Topper, the Chairman of the Board, President and Chief Executive Officer of the Company, consummated a purchase agreement with IR pursuant to which Mr. Topper (i) acquired from IR 797,400 shares of Common Stock for a purchase price of $448,538, and (ii) received an assignment from IR of a receivable due from the Company in the amount of $745,295, in consideration of the payment by Mr. Topper to IR of the same amount, representing an aggregate consideration for the transaction of $1,193,833. Just prior to consummation of the purchase agreement the receivable was decreased by $100,000 due to the repayment by the Company to IR of that amount.

Upon the consummation of the exchange offers, the Company continued to use the assets acquired in the same manner as formerly used by the partnerships and IFS. However, during calendar year 1995 the Company began implementing a course of strategic downsizing pursuant to which it (i) sold nine New Jersey Restaurants, (ii) closed the Harlem Restaurant, and (iii) agreed, subject to stockholder approval, to sell eight Brooklyn and Manhattan Restaurants to an affiliated party. The Company filed a proxy statement with the Securities and Exchange Commission which was mailed to its stockholders on January 4, 1996. The sale of the eight restaurants to Wendnew, LLC., which had closed in escrow on October 9, 1996, was approved by the stockholders on January 26, 1996. Subsequently on March 18, 1996, the Company closed its last operating location, the consistently unprofitable Wendchester restaurant. See "Recent Developments."

BUSINESS ACTIVITIES
-------------------

As a result of the Company's selling seventeen restaurants and closing two others, the only operations that remain are its management activities. IFS continues to manage two Wendy's Restaurants for Wendtwo Limited Partnership as well as six Popeye's Famous Fried Chicken and Biscuits restaurants for Fast Food Operators, Inc., a publicly-traded company. Both of the Wendy's Restaurants and one of the Popeye's restaurants are subject to subcontracting agreements with others. The two managed Wendy's Restaurants are operated under franchise agreements granted to an IFS subsidiary by Wendy's International, Inc. ("Wendy's"). This subsidiary of IFS serves as the general partner of Wendtwo managing the assets of the partnership with IFS managing the Restaurants on behalf of the partnership. (See "Recent Developments and "Management Activities")."

The Restaurants are located in the counties Morris and Monmouth, in New Jersey. The Popeye's Famous Fried Chicken ("Popeye's") restaurants IFS manages are located in the counties of New York, Kings, and Queens in New York. The Company manages the Popeye's restaurants on behalf of Fast Food Operators, Inc. ("FFO"). The Company is the beneficial owner of approximately 33% of the issued and outstanding common stock of FFO, and Lewis E. Topper, the Company's President, serves as the President, Chairman of the Board and Chief Executive Officer of FFO.

The managed Wendtwo Restaurants are operated under a Restaurant Franchise Agreement or Unit Franchise Agreement (the "Franchise Agreement") granted to the IFS subsidiary (the "Franchisee") which continues to serve as the general partner of Wendtwo with a 1% equity interest therein. The Franchise Agreement grants the Franchisee a license to utilize Wendy's trademarks, service marks, designs, and other proprietary rights in connection with the operation of that Restaurant in exchange for a monthly royalty payment to Wendy's of 4% of sales of each Restaurant or $250, whichever is greater.

The Franchise Agreement imposes requirements on the Franchisee as to, among other things, the preparation of food products and quality of service, as well as general operating procedures, such as advertising, maintenance of records and protection of trademarks. The Franchise Agreement has a minimum term of 20 years from the opening of the Restaurant and is renewable at the option of the Franchisee, provided certain conditions are met.

Effective October 9, 1995, the Company entered into a subcontracting agreement for the day-to-day management of Wendtwo's operations with a company to whom it had sold the geographically proximate Howell and Tom's River, New Jersey restaurants in April 1995. The Company pays a fee therefor equal to five percent of Wendtwo's sales subject to the following adjustments: (i) in the event that less than all of the Wendtwo subordinated management fee is earned by IFS in any year, the amount not earned is first deducted from the sub-contracting fee, and (ii) IFS is granted a credit of up to $168,336, deductible monthly from the subcontracting fee at the rate of $2,004 over seven years except that this credit is subject to downward adjustment if Wendtwo should pay certain unusual fees to IFS.
The Company retains the unsubordinated supervisory fee presently aggregating $16,560 for the two Wendtwo restaurants. Net management fees earned from Wendtwo were $69,733 in fiscal 1996. IFS utilized $22,044 of the credit leaving a maximum remaining credit of $146,292. (See Note 4A to the consolidated financial statements).

MANAGEMENT ACTIVITIES
---------------------

On January 26, 1988, IFS entered into a series of transactions with FFO, whereby IFS agreed to manage its day-to-day operations. The management agreement was for two years and was automatically renewable, subject to notice of non-renewal by either IFS or FFO. As part of the transaction: (i) IFS made a $420,000 loan to FFO, which IFS had the option to convert into 1.4 million shares of FFO's common stock; and (ii) Lewis E. Topper, President of IFS, joined FFO's Board of Directors and was appointed President, Chief Operating Officer and Treasurer of FFO. Mr. Topper does not receive any compensation from FFO. Due to the nature of the transaction, IFS was deemed to have acquired control of FFO and, accordingly, filed a Schedule 13D under the Securities Exchange Act of 1934, as amended.

In 1989, the Board of Directors of FFO took the following actions: (i) Mr. Topper was appointed to the additional offices of Chairman of the Board and Chief Executive Officer; (ii) Daniel Poganski was appointed Secretary and also became a director of FFO; (iii) the management agreement with IFS, as amended, was renewed for an additional two years; and (iv) the loan, as amended, was extended for one year.

On December 28, 1990, IFS and FFO agreed that in exchange for the cancellation of $210,000 of the secured debt owed by FFO to IFS under the note, and in consideration for the cancellation of $240,000 due and owing to IFS by FFO for working capital advances and accrued and unpaid management fees, IFS was to be issued a total of 3,000,000 shares, $.01 par value, of the voting common stock of FFO, which shares, upon issuance, would constitute 33.7% of the then-issued and outstanding shares of FFO. The issuance of the 3,000,000 shares was subject to ratification by the affirmative vote of the holders of a majority of FFO's outstanding voting common stock. The 3,000,000 shares of stock to be acquired by IFS was evidenced by a Stock Subscription Agreement dated December 28, 1990. In addition, a new secured promissory note was executed in favor of IFS by FFO in the amount of $210,000. The new Note was not convertible into common stock. The Note matured on January 26, 1992 and interest was due and payable monthly, at a rate per annum equal to two points above the prime-interest rate on the entire principal amount outstanding at such time. Pursuant to a Security Agreement, collateral for the loan included any and all assets in which FFO currently had or thereafter acquired any right or interest.

On December 28, 1990, IFS and FFO also amended the Management Agreement. Under the terms of such amendment IFS was to receive $16,000 per annum, payable in equal monthly installments, for each restaurant it managed for FFO. This amendment of the Management Agreement eliminated incentive fees previously provided for.

In December 1991, the Company again restructured the terms of its $210,000 secured note due from FFO. Pursuant to the revised terms, FFO was to pay $30,000 on January 26, 1992 and $10,000 per month thereafter together with interest accrued at two percent above the prime rate. All other terms of the note were unchanged. FFO could not initially make payments due to seasonal cash flow shortfalls, however, it did subsequently commence repayments and as of September 1993, this note was paid in full.

On June 25, 1992, the issuance of the 3,000,000 shares of voting common stock to IFS was ratified by FFO's shareholders at FFO's annual meeting. The ratification was effective retroactively as of December 28, 1990. The purchase price of the IFS Common Stock, based upon the $450,000 principal amount of the total debt extinguished, was $.15 per share.

Effective January 26, 1994, the Management Agreement with FFO was amended whereby the annual per restaurant management fee was reduced from $16,000 to $12,000. This fee reduction was in large part due to a decrease in the supervisory staff assigned by IFS.

The Management Agreement was again amended on November 22, 1995, effective January 26, 1996, to extend the term to January 25, 1997, and to provide for a management fee equal to the greater of
(i) Twelve Thousand ($12,000) Dollars per annum per Restaurant, or (ii) One Hundred Eight Thousand ($108,000) Dollars per annum. This revision resulted from the sale and/or closure by FFO during a fourteen-month period of six restaurants managed by IFS in New York and New Jersey and the need for the Company to ensure sufficient fee income to justify its continued management of the FFO restaurants.

The Company anticipates that the management agreement will be renewed for an additional year through January 25, 1998 at its current terms of $12,000 per Restaurant, except that the $108,000 minimum annual fee requirement will be reduced to $96,000.

EMPLOYEES
---------

The Company has four full-time employees. These employees are not covered by a collective bargaining agreement. Of the Company's employees, two persons are employed as management and office personnel at the Company's executive office and two persons are employed as maintenance personnel for managed restaurants.

TRADEMARKS
----------

The Company has no interests in any patents, trademarks or service marks other than those licensed from Wendy's pursuant to the Franchise Agreements. Wendy's has registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include "Wendy's", "Wendy's Old Fashioned Hamburgers", "Old Fashioned Hamburgers", and "Quality is our Recipe."

REGULATORY MATTERS
------------------

The Company is subject to various federal, state and local laws, regulations and administrative practices regulating equal employment and safety standards. The Company is subject to the Fair Labor Standards Act, which governs minimum wages, overtime and other working conditions.

NASDAQ LISTING
--------------

In October 1991, the Company filed an application to have its Common Stock listed on the National Association of Securities Dealers Automated Quotations ("NASDAQ") system. The application was denied on January 10, 1992, due to changes in the basic listing requirements and maintenance standards, and the establishment of a minimum bid price of $3.00 per share. This denial does not prevent the Company from reapplying to NASDAQ in the future. The Company's Common Stock is currently listed on the NASD's OTC Bulletin Board and the National Quotations Bureau ("NQB") Pink Sheets.

RECENT DEVELOPMENTS
-------------------

During the second and third fiscal quarters of fiscal 1995, the Company consummated the sale of seven of its New Jersey-based Wendy's Restaurants, which were located in Matawan/Keyport; Tinton Falls; East Brunswick; Piscataway; Metuchen; Tom's River; and, Howell. On June 29, 1995, the Company closed its Harlem, New York restaurant. On November 10, 1995, the Company consummated the sale of its Woodbridge, New Jersey restaurant.
On December 22, 1995 the Company consummated the sale of its Sayreville, New Jersey restaurant. The sale of these nine restaurants resulted in aggregate gross cash proceeds to the Company of approximately $2,400,000. These proceeds were used to repay shareholder debt in full; pay down trade payables; and, make return of capital distributions to stockholders of $.30 and $.20 in May and July of 1995, respectively, and $.20 in November of 1995. As a result of these transactions, the Company received secured promissory notes aggregating $1,175,000, payable in aggregate monthly installments of $17,095 (including interest thereon at 10% per annum). These notes have maturity dates of May, 2003 and March, 2005, and are secured by all assets of the applicable restaurants sold.

The Company and IFS entered into an Asset Purchase Agreement dated as of September 18, 1995 by which the Company and IFS subsequently sold substantially all of their remaining assets consisting of eight Wendy's Fast Food Hamburger Restaurants located at Albee Square Mall, Brooklyn; 2137 Nostrand Avenue, Brooklyn; 505 Utica Avenue, Brooklyn; 469 Flatbush Avenue, Brooklyn; 1916 Linden Boulevard, Brooklyn; 425 Fulton Street, Brooklyn; 971 Flatbush Avenue, Brooklyn; and, 3939 Broadway, New York (the "Restaurants") to Wendnew, L.L.C., a New York limited liability company. The sale required the approval of the stockholders of the Company; a definitive proxy statement, as filed with the Securities and Exchange Commission, was mailed to stockholders on January 4, 1996. At the related meeting held on January 26, 1996, the stockholders approved the sale.

In consideration for the purchase of the Assets, the purchaser paid the Company an aggregate of $1,800,000, consisting of (i) $900,000 in cash, (ii) $750,000 in a seven year, secured and personally guaranteed promissory note and (iii) a 15 year, $150,000 purchase money mortgage plus certain closing adjustments. The remaining principal amount of the $750,000 note was subject to forgiveness if the term of the lease for the Fulton Street Restaurant premises was not extended prior to the expiration of its current term in April, 1999. On December 20, 1995, a lease extension was agreed to at a cost to the Company of $28,050 -thereby obviating a loss contingency of $430,913.

Of the net proceeds of the sale, the Company utilized (i) approximately $236,000 to pay existing obligations, including amounts owed to suppliers and service providers, as well as expenses and costs incurred in connection with the sale and other matters, including legal fees, and (ii) $664,320 for payment of a return of capital distribution to the holders of the Company's Common Stock in the amount of $.30 per share of common stock, paid shortly after the consummation of the sale.

Following the consummation of the sale, the Company offered Wendnew certain five percent prepayment discounts. On February 21, 1996, a $332,500 prepayment, net of a $17,500 discount, was made on the larger note. The balance of the other note in the amount of $148,160 was prepaid on April 8, 1996, less a $7,408 discount.

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

The Company remains a party to two restaurant management agreements although its day-to-day duties with respect to the management of Wendtwo's restaurants have been subcontracted to another party. The Company may eventually seek to subcontract, sell or assign its management agreement with FFO. In any event, as the proceeds of regular collections on installment notes receivable, or prepayments at discounts if offered and availed of thereon are received, the Company anticipates making further return of capital distributions. However, management of the Company has no present intention to dissolve the Company or to engage in a going private transaction.

ITEM 2. PROPERTIES
------------------

The Company's lease for its executive offices at 42-40 Bell
Boulevard, Bayside, New York has been extended through May 31,
1997 at an annual rental of $17,000. Such premises comprise approximately 700 square feet.

The lease for the Company's administrative offices in Florida, New York expired January 31, 1996 and was not renewed.

The Company has no other properties. All other leases were assigned and/or sold in connection with the sales of the restaurants. The Company remains contingently liable on a few of such leases but the chance of any actual liability resulting therefrom is considered remote.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

As of January 8, 1997, there were no material legal proceedings pending involving the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal period covered by this report.

On January 26, 1996, the Company held a special meeting of its stockholders for the purpose of voting upon the following proposal: The sale by the Company and its wholly-owned subsidiary, Integrated Food Systems, Inc. of substantially all of the assets of the Company and IFS that are related to eight Wendy's Old Fashioned Hamburgers Restaurants located in Brooklyn, New York and New York, New York to Wendnew, LLC, a New York limited liability company, for $1,800,000 (subject to adjustment at closing) in cash, a promissory note, a purchase money mortgage and the assumption of specified liabilities related to the Restaurants, said transaction to be effected pursuant to an Asset Purchase Agreement dated as of September 18, 1995 among the Company, Integrated Food Systems, inc. and Wendnew, LLC. The Company solicited proxies from its stockholders pursuant to definitive proxy materials filed with the Securities and Exchange Commission on January 5, 1996.

An aggregate of 1,474,247 shares of the Company's common stock were voted at the meeting in person or by proxy, representing approximately 66.58% of all shares of common stock outstanding. Of these shares, 1,436,368 voted in favor of the proposal (representing approximately 97.43% of all shares voting and approximately 64.86% of all shares outstanding), 33,905 voted against the proposal (representing approximately 2.30% of all shares voting and approximately 1.53% of all shares outstanding), and 3,974 abstained (representing approximately 0.27% of all shares voting and approximately 0.18% of all shares outstanding). No other proposals were voted on at the meeting.

                             PART II
                             -------

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

a) The Company's Common Stock is traded in the over-the-counter market. The following table sets forth, for the periods indicated, the range of high and low respective bids for the Company's Common Stock. These quotes reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. Although the Company's Common Stock has been listed on the NQB Pink Sheets since April 1992, the Company's market makers have not published any quotes in the Pink Sheets. The Company's Common Stock is also listed on NASD's OTC Bulletin Board, but is not active.

 Quarter Ended           Low            High
 -------------           -----          -----
 December 25, 1994       $.50           $.9375
 March 26, 1995          $.50           $.875
 June 25, 1995           $.50           $.9375
 September 24, 1995      $.50           $1.00
 December 31, 1996       $.125          $.375
 March 31, 1996          $.125          $.375
 June 30, 1996           $.125          $.375
 September 29, 1996      $.125          $.375

b) As of January 8, 1997, the aggregate number of holders of record of the Company's Common Stock was approximately 360.

c) In May, 1995, the Company paid its stockholders of record on May 22, 1995, a return of capital distribution of $.30 per share. In July of 1995, the Company paid its stockholders of record on July 7, 1995, a return of capital distribution of $.20 per share. On November 13, 1995, the Board of Directors declared a return of capital dividend in an amount of $.20 per share of common stock, payable to shareholders of record on November 24, 1995, which was paid by the Company on November 28, 1995. On January 26, 1996, the Company declared a $.30 per share return of capital distribution, payable to shareholders of record as of February 12, 1996. The distribution was paid on February 16, 1996.

Management intends to apply its future management fee revenues and note collection proceeds (including applicable interest income) first to the payment of on-going expenses, and second to the payment of additional distributions to its stockholders; the timing and amount of these distributions will vary due to various factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Fiscal 1996 Compared to Fiscal 1995

During fiscal 1996, the Company sold ten restaurants; the sale of the last eight of these was approved by the Company's stockholders at a special meeting thereof on January 26, 1996.
On March 18, 1996 the Company closed its last operating location, the consistently unprofitable Wendchester restaurant. In accordance with generally accepted accounting principles, the operations of all owned restaurants are reported as discontinued operations for all periods presented.

The Company's present activities consist of (i) managing two Wendy's Restaurants for Wendtwo Limited Partnership, (in which IFS owns a one percent equity interest) for which the day-to-day management duties were sub-contracted on October 9, 1995 to the purchaser of the geographically proximate Tom's River and Howell Wendy's Restaurants in New Jersey; (ii) managing six Popeye's Famous Fried Chicken and Biscuits restaurants for FFO, in which IFS owns a 33.7% equity interest; (iii) collecting on its various notes receivable. Such notes, all secured by the assets sold and bearing interest at 10% per annum, aggregated $1,422,616 at September 29, 1996 and are payable in monthly installments of $29,546 through maturities in 2003 through 2005. In February and April of 1996, Wendnew availed itself of five percent prepayment discounts totalling $24,908 on gross payments of $498,160. (See
Note 3 to the Consolidated Financial Statements). The Company may offer additional prepayment discounts to its debtors in the future. (See Liquidity and Capital Resources).

Net management fees for fiscal 1996 and 1995 consisted of the following:

                                           1996              1995
                                           ----              ----
FFO:
Current year's fee                       $ 98,000         $109,000
Realization of fee reserved
 in prior year                               -              85,000
                                         --------         --------
Total FFO                                    -             194,000
                                         --------         --------
Wendtwo:
Gross subordinated fee                    157,134          156,672
                                         --------         --------
Subcontracting fee                        126,005             -
Less:  Subcontracting credit               22,044             -
                                         --------         --------
Net subcontracting fee                    103,961             -
                                         --------         --------
Net subordinated fee                       53,173          156,672
Supervisory fee                            16,560           16,560
                                         --------         --------
Total Wendtwo                              69,733          173,232
                                         --------         --------
Total management fees                    $167,733         $367,232
                                         ========         ========

For the FFO management agreement renewal effective January 26, 1997, the Company anticipates that the $12,000 annual fee per restaurant will be retained but that the minimum annual fee requirement of $108,000 will be reduced to $96,000. The FFO fee in fiscal 1996 was less than the minimum because the minimum fee requirement did not go into effect until January 26, 1996.

Based on a constant level of sales, the net Wendtwo fee going forward should approminate $67,000 per year; the higher amount in fiscal 1996 was attributable to the first two weeks of the year which were before the sub-contracting agreement went into effect. The Company utilized eleven months of the credit in 1996; the maximum amount remaining is $146,292.

The Company, in the future, may seek to sell or assign the management agreements for Wendtwo and FFO.

Interest income increased by $121,832 or 204% to $181,645 in 1996 from $59,813 in 1995, due to the addition of the interest-bearing Wendnew receivable effective October 9, 1995 and the full year's interest earned on the other notes which arose in fiscal 1995.

Other income attributable to continuing operations declined by $239,689, or 94%, to $15,079 in 1996 from $254,768 in 1995.
Consulting income, whose assignment to the Company by its President and Chief Executive Officer ceased on November 1, 1995 when the officer's employment agreement was amended, fell by $146,625 to $13,575. The balance of the decline in this account was in gains on equity investments in managed entities, which declined by $93,064 to $1,504. (See Note 11B to the Consolidated Financial Statements).

General and administrative expenses decreased by $772,080, or 57%, to $572,371 in 1996 from $1,344,451 in 1995. Approximately four-fifths of such decline is attributable to reductions in executive and managerial payroll, with the balance of the decrease due to various cost savings measures effected throughout the administrative function.

The salary of the Company's President, which had been scheduled to increase from $220,000 to $230,000 on November 25, 1995, was reduced to $50,000 effective November 1, 1995 and was further reduced to $40,000 effective January 1, 1997.

The Company now has only one office, presently requiring an annual rental of $17,000. The administrative office lease expired without renewal in January 1996.

Most accounting and administrative activities previously supervised by the Company's controller are now provided at an annual fixed fee of $60,000 by a service company owned by such individual.

Various other general and administrative-type expenses have decreased as a natural consequence of the Company's substantially diminished operations. Notable examples are: Professional fees which were more than halved from $155,870 to $76,857; and travel and automobile expenses which declined by two-thirds to $28,860 from $90,414.

Interest expense, other than interest expense imputed on officer's loans that were fully repaid during fiscal 1995, decreased by $2,429 to $5,056 in 1996 from $7,485 in 1995. Such expense was incurred on advances payable to Wendtwo, which were repaid during fiscal 1996. The Company has no interest-bearing debt remaining at September 29, 1996.

Other expenses decreased by $87,627, or 72%, to $33,782 in 1996 from $121,409 in 1995. The 1995 amount was entirely attributable to the write-off of advances to the terminated Wendyank managed partnership. The amount in 1996 consists of the debt prepayment discounts given of $24,908 and the loss on the equity investment in FFO. (See Note 11A to the Consolidated Financial Statements).

Accordingly, the Company's continuing operations lost $246,752 in 1996 compared to $808,011 in 1995.

The loss from discontinued operations was $95,146 in 1996, including a net loss on the sale of assets of $40,351, and $1,623,106 in 1995, including a net loss on the sale of assets of $1,944,487. As of September 29, 1996, all discontinued operations had been either sold or disposed of.

The Company incurred no income tax expense in either year. At September 29, 1996, the Company has an aggregate net operating tax loss carryforward of $2,023,000. Deferred income tax assets related to the loss carryforward and other temporary book/tax differences aggregating $950,900 have been almost completely offset by valuation allowances. (See Notes 2F and 10F to the Consolidated Financial Statements).

Net loss decreased from $2,431,117 or $1.11 per share in 1995 to $341,898 or $.15 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's financial condition changed significantly during fiscal 1996 as a result of the sale of substantially all of its assets. The Company's working capital improved by $748,000 from a deficit of $518,000 at September 24, 1995 to a surplus of $230,000 at September 29, 1996. Significant items comprising such improvement (other than the effect of the net loss) were: (i) proceeds of asset sales totalling $1,632,000; (ii) the receipt and current maturities of note payments totalling $648,000; and
(iii) the payment of return of capital distributions to shareholders aggregating $1,107,200.

The Company's cash balance decreased by $92,000 to $59,000 at September 26, 1996 from $151,000 at September 24, 1995.

Operating activities required $1,243,000 of which approximately $378,000 was attributable to restaurant operations and management activities as adjusted for the effects of asset sales, non-cash expenses and investee losses. Changes in applicable asset and liability accounts related to operations required $865,000, principally for repayment of trade debt and other current obligations.

Investing activities provided $2,258,000 attributable principally to the receipt of $2,226,000 of asset sale proceeds and note receivable collections. Property acquisitions and lease termination costs required $4,000 and $18,000, respectively, with other routine items requiring $23,000. Distributions from managed entities provided $77,000 including a one-time return of capital distribution from FFO of $75,000.

Financing activities required $1,107,000, paid to shareholders as a return of capital distribution.

As payments on notes receivable are collected, including prepaid amounts at discounted terms if offered, the Company, subject to necessary cash reserves, expects to make additional return of capital distributions; however, management has no intention of dissolving the Company or entering into a going-private transaction.

INFLATION
---------

In the Company's most recent fiscal year, inflation was not a significant factor and is not expected to be so in the future due to the Company's substantially diminished operations.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                  INDEX TO FINANCIAL STATEMENTS
                  -----------------------------
                                                       Page
                                                       ----
Included in Part II, Item 7 of this report:
Independent Auditor's Report                           F-1
Consolidated Balance Sheet as of September 29, 1996    F-2
Consolidated Statement of Operations for the
     Years Ended September 29, 1996 and
     September 24, 1995                                F-3
Consolidated Statement of Stockholders' Equity for
     the Years Ended September 29, 1996 and
     September 24, 1995                                F-4
Consolidated Statement of Cash Flows for the
     Years Ended September 29, 1996 and
     September 24, 1995                                F-5
                                                       to F-6

Notes to Consolidated Financial Statements             F-7
                                                       to F-21


                  INDEPENDENT AUDITOR'S REPORT
                  ============================


Board of Directors
Fast Food Systems, Inc.
Bayside, New York


     I have audited the accompanying consolidated balance sheet of Fast Food Systems, Inc. and Subsidiaries as of September 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 29, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fast Food Systems, Inc. and Subsidiaries as of September 29, 1996, and the results of their consolidated operations and cash flows for each of the years in the two-year period ended September 29, 1996, in conformity with generally accepted accounting principles.



                              /S/ ERIC L. WESTON
                              Certified Public Accountant



Westbury, New York
October 30, 1996


                    Fast Food Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 29, 1996


     ASSETS

Current assets:
   Cash and cash equivalents - (Note 2A)                  $    59,162
   Notes receivable - (Note 3)                                149,283
   Due from managed entities - (Note 4)                        29,589
   Prepaid expenses and taxes                                  15,949
   Miscellaneous receivables                                   13,357
                                                          -----------
Total current assets                                          267,340
                                                          -----------
Property and equipment, net of accumulated
   depreciation - (Notes 2B, 2C, 5 and 9)                      46,456
                                                          -----------
Other assets:
   Notes receivable, less current maturities - (Note 3) 1,273,333 Interests in managed entities - (Notes 6, 8B, 8C and
     10A)                                                     230,084
   Security deposits                                            1,242
                                                          -----------
Total other assets                                          1,504,659
                                                          -----------
TOTAL ASSETS                                              $ 1,818,455
                                                          ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $    37,548
                                                          -----------
Total liabilities                                              37,548
                                                          -----------
Commitments and contingencies - (Notes 8 and 10)
Stockholders' equity - (Notes 1, 7 and 10D):
   Common stock, $.01 par value; 5,000,000 shares auth-
    orized; 2,214,400 shares issued and outstanding            22,144
   Additional paid-in capital - (Notes 7B and 8A)           7,306,481
   Retained earnings (deficit)                             (5,547,718)
                                                          -----------
Total stockholders' equity                                  1,780,907
                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,818,455
                                                          ===========

See accompanying notes to the consolidated financial statements.


                   Fast Food Systems, Inc. And Subsidiaries
                      Consolidated Statement of Operations
             Years Ended September 29, 1996 and September 24, 1995


                                                1996              1995
                                                ----              ----
Continuing operations:
   Revenues:
        Management fees                    $   167,733         $   367,232
        Interest income                        181,645              59,813
        Other income (Note 11B)                 15,079             254,768
                                           -----------         -----------
                                               364,457             681,813
                                           -----------         -----------
Expenses:
        General and administrative
        expenses                              572,371           1,344,451
        Interest expense                        5,056              23,964
        Other expenses (Note 11A)              33,782             121,409
                                          -----------         -----------
                                              611,209           1,489,824
                                          -----------         -----------
Loss from continuing operations            (  246,752)         (  808,011)

Loss from discontinued operations,
   including impairment loss of
   $1,893,488 recognized in 1995 on
  assets prior to sale
 (Notes 9 and 12)                          (   95,146)         (1,623,106)
                                          -----------         -----------

Net loss                                  $(  341,898)        $(2,431,117)
                                          ===========         ===========

Net loss per share                        $     ( .15)        $     (1.11)
                                          ===========         ===========

See accompanying notes to the consolidated financial statements.































                                Fast Food Systems, Inc. and Subsidiaries
                             Consolidated Statement of Stockholders' Equity
                                   Two Years Ended September 29, 1996

                   Common Stock       Additional   Retained      Total
                -------------------   Paid-In      Earnings   Stockholders'
                Shares      Amount    Capital      (Deficit)     Equity
                -------     -------   ----------   ---------  ------------


Balances,
 September 26,
 1994           2,178,400   $21,784   $ 9,468,762  $(2,774,703) $ 6,715,843

Exercise of
 stock options
 -(Note 7A)        36,000       360        35,640                   36,000

Imputed capital
 contribution by
 shareholder -
 Notes (2D and 8A)                         16,479                   16,479

Return of capital
 distributions -
 (Note 7B)                             (1,107,200)              (1,107,200)

Net loss for the
 year ended
 September 24, 1995                                (2,431,117)  (2,431,117)
                     ---------   ------ ---------- -----------   ----------
BALANCES,
 SEPTEMBER 24,
 1995                2,214,400   22,144 8,413,681  (5,205,820)   3,230,005

Return of capital
 distributions -
 (Note 7B)                             (1,107,200)              (1,107,200)

Net loss for the
 year ended
 September 29, 1996                                 (  341,898) (  341,898)
                     ---------  ------- ----------- -----------  ---------
BALANCES,
 SEPTEMBER 29,
 1996                2,214,400  $22,144 $ 7,306,481 $(5,547,718)$ 1,780,907
                     =========  ======= =========== =========== ===========


See accompanying notes to the consolidated financial statements.

                    Fast Food Systems, Inc. And Subsidiaries
                      Consolidated Statement of Cash Flows
             Years Ended September 29, 1996 and September 24, 1995

                                               1996              1995
                                           -------------    -------------

Cash flows from operating activities:
  Net loss                                $(  341,898)      $ 2,431,117)
                                           -----------      -----------
Adjustments to reconcile net loss
  to net cash provided (required)
  by operating activities:
   Depreciation and amortization              22,831            750,312
   Impairment of long-lived assets               -            1,893,488
   Deferred credits applied               (  106,812)           109,980)
   Loss on asset dispositions                 40,351             46,845
   Imputed interest expense                      -               16,479
   Loss (gain) from managed entities           7,370         (   94,568)
   Decrease (increase) in due
     to/from managed entities             (  177,047)           436,696
   Decrease in inventory                      31,167             80,465
   Decrease (increase) in other
     current assets                       (    1,756)           217,024
   Decrease in accounts payable           (  544,232)        (  331,091)
   Decrease in taxes payable,
     other than on income                 (  104,441)        (   67,011)
   Decrease in accrued payroll            (   68,544)        (  127,459)
                                         -----------        -----------
Total adjustments                         (  901,113)         2,711,200
                                         -----------        -----------
Net cash provided (required) by
  operating activities                    (1,243,011)           280,083
                                         -----------        -----------
Cash flows from investing activities:
  Proceeds of asset dispositions,
    net of related costs                   1,632,106          1,740,000
  Acquisition of tangible and
    intangible property                   (    3,910)        (  343,973)
  Lease termination costs paid            (   18,000)        (   56,509)
  Collections on notes receivable            594,095             33,381
  Distributions from managed entities         76,870              1,870
  Change in security deposits and other   (   22,733)        (      999)
                                         -----------        -----------
Net cash provided by investing
  activities                               2,258,428          1,373,770
                                         -----------        -----------
Cash flows from financing activities:
  Loan repayments to shareholder              -              (  545,295)
  Principal payments on long-term debt        -              (   41,594)
  Proceeds of stock option exercise           -                  36,000
  Return of capital distributions paid    (1,107,200)        (1,107,200)
                                         -----------        -----------
Net cash required by financing
  activities                              (1,107,200)        (1,658,089)
                                         -----------        -----------
Net decrease in cash                     $(   91,783)       $(    4,236)
                                         ===========        ===========

See accompanying notes to the consolidated financial statements.

                    Fast Food Systems, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (continued)
             Years Ended September 29, 1996 and September 24, 1995

                                             1996                1995
                                           -------------     -------------


    Net decrease in cash(forward)       $ (   91,783)        $(    4,236)

    Cash, beginning of year                  150,945             155,181
                                        ------------         -----------
    Cash, end of year                   $     59,162         $   150,945
                                        ============         ===========
Additional Cash Flow Information:

Interest expense paid during
  the year                              $      5,096         $   100,286
                                        ============         ===========
Non-cash investing and financing activities:

Receivables arising from asset sales    $    900,000         $ 1,175,000
                                        ============         ===========
Net book value of property sold         $  2,741,358         $ 3,040,843
                                        ============         ===========
Other restaurant assets sold:
  Inventory                             $     68,346         $    10,394
                                        ============         ===========
  Prepayments                           $    101,954         $     5,915
                                        ============         ===========
  Security deposits                     $     47,133         $    13,000
                                        ============         ===========
Intangible assets written off           $    115,738         $   952,202
                                        ============         ===========
Capitalized lease debt extinguished     $    399,570         $ 1,259,102
                                        ============         ===========
Asset write-offs incurred on lease
  extension (1996)/termination (1995)   $     21,760         $   197,087
                                        ============         ===========
Accrued expenses assumed
  by purchasers                         $     81,344         $     -
                                        ============         ===========
Deferred credits assumed
  by purchasers                         $    108,559         $     -
                                        ============         ===========
Discounts granted on note
  prepayments                           $     24,908         $     -
                                        ============         ===========
Deferred gains realized                 $     -              $    52,849
                                        ============         ===========
Imputed equity contribution             $      -             $    16,479
                                        ============         ===========

See accompanying notes to the consolidated financial statements.

            Fast Food Systems, Inc. And Subsidiaries
           Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

(A)  Organization:

     Fast Food Systems, Inc. was incorporated in Delaware on February 1, 1990. The Company thereafter acquired all the outstanding shares of Integrated Food Systems, Inc. ("IFS") and also acquired all of the assets and assumed the liabilities of fifteen Wendy's Old Fashioned Hamburgers Restaurants owned by twelve limited partnerships that had been managed by IFS.

     In fiscal 1995 the Company and IFS commenced a course of strategic downsizing, pursuant to which seven New Jersey restaurants were sold and one IFS Manhattan location was closed. In the first quarter of fiscal 1996, the Company sold two more New Jersey restaurants and sought shareholder proxy approval to sell its eight Brooklyn and Manhattan restaurants. Such sale closed on October 9, 1995 pending shareholder approval which was obtained on January 26, 1996. On March 18, 1996 the Company closed its last owned operating location, the consistently unprofitable Wendchester restaurant. (See Note 9).

     IFS manages certain fast food restaurants for others. IFS continues to manage two Wendy's restaurants for Wendtwo.
     The managed Wendyank restaurant ceased operations on February 22, 1995. IFS has one remaining active wholly-owned subsidiary, which is the corporate general partner of Wendtwo Limited Partnership with a one percent general partner interest. IFS also has a 33.7% equity interest in and presently manages six Popeye's Famous Fried Chicken Restaurants for Fast Food Operators, Inc. ("FFO"). The Company has subcontracted certain management activities to others. (See Notes 2E, 4, 6, 8B, 8C, 10A, 10B and 11).

(B)  Basis of Presentation:

     All intercompany balances and transactions are eliminated in consolidation. The operations of all owned restaurants are reported as discontinued operations for all periods presented. (See Note 12).

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Cash and Cash Equivalents:

     The Company considers all liquid investment instruments with maturities of three months or less at date of purchase to be the equivalent of cash for balance sheet and cash flow presentation.

(B)  Property, Equipment and Depreciation:

     Property and equipment are recorded at cost. Depreciation is provided by application of the straight-line and declining balance methods over the estimated useful lives of the assets. At September 29, 1996, the only remaining class of assets is office equipment and furniture with an estimated useful life of five to seven years. Maintenance costs are charged to expense as incurred. Renewals and betterments are capitalized. When depreciable assets are retired or disposed of, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is reflected in income.

(C)  Recognition of Impairment on Certain Assets and Related Intangibles:

     When proposed, the Company's sale of substantially all of its assets indicated significant asset impairment losses due to the carrying value of the assets being sold and related intangibles materially exceeding the agreed to sales prices
     - particularly with respect to the eight Brooklyn and Manhattan restaurants requiring shareholder proxy approval - and the amount estimated to be realized from the disposition of the Wendchester restaurant. Such impairment losses were recognized in the 1995 financial statements since the contracted sales prices clearly indicated a decline in the value of the related assets as of or prior to the 1995 fiscal year-end and such decline was deemed to be other than temporary.

(D)  Imputed Interest Expense on Shareholder's Loans:

     Interest expense on a non-interest bearing loan payable to the Company's principal corporate officer was imputed at approximately eight percent per annum through July 1995 when the loan balance was repaid in full. An amount equivalent to such imputed interest was credited to additional paid-in capital. (See Note 8A).

(E)  Income (Loss) from Managed Entities:

     The Company accounts for income (loss) from Wendtwo Limited Partnership attributable to the general partner interest of IFS' wholly-owned subsidiary by application of the equity method. The Wendyank partnership terminated in February 1995. The Company utilizes the same method to account for its equity interest in Fast Food Operators, Inc. (See Notes 6, 8B, 8C, 10A, 10B, and 11).

(F)  Income Taxes:

     The Company is subject to federal, state and local taxes on income. The Company accounts for income taxes pursuant to the liability method as required by Financial Accounting
     Standard No. 109. (See Note 10F).

     The Company is also subject to various state and local corporate franchise taxes. Such taxes, not constituting a tax on income, are included in general and administrative expenses.

(G)  Loss Per Share:

     Loss per share is calculated by dividing the net loss by the number of weighted average shares outstanding in each year:
     2,214,400 in 1996 and 2,192,110 in 1995.

(H)  Fiscal Year:

     The Company's fiscal year ends on the last Sunday of September. Fiscal 1996 and 1995 comprised 53 weeks and 52 weeks, respectively.

NOTE 3 -  NOTES RECEIVABLE

     The Company consummated the sale of the Wendtrip Aberdeen and Tinton restaurants on March 13, 1995 and the sale of the Wendway and Wendwick restaurants on April 7, 1995. Included in the consideration for such sales were 10% secured, installment promissory notes aggregating $375,000 for the Wendtrip restaurants and $800,000 for the other two restaurants payable over terms of ten and eight years, respectively. The loans, which are secured by the assets sold, are receivable in equal monthly installments of $4,956 and $12,139, respectively.

     The consideration for the sale of the eight Brooklyn and Manhattan restaurants to Wendnew, LLC. included two 10% promissory notes for $750,000 and $150,000, respectively. The $750,000 note was subject to a credit of $430,913 in the event a lease extension for the Wendton restaurant could not be obtained. A lease extension agreed to on December 20, 1995 at a cost to the Company of $28,050 obviated the loss contingency. The Company also offered Wendnew, LLC. certain five percent prepayment discounts which were taken. A $332,500 prepayment, net of a $17,500 discount was made on the larger note on February 21, 1996. The balance of the other note in the amount of $148,160 was prepaid on April 8, 1996, less a $7,408 discount. (See Note 11A).

     The annual maturities receivable on the various notes are as follows:

     Year Ending   Wendtrip       Wendway/    Wendnew,
      September   Restaurants     Wendwick      LLC.       Total
     -----------  -----------     --------    --------     -----

       1997        $ 26,709       $ 78,532    $ 44,042    $ 149,283
       1998          29,506         86,755      48,653      164,914
       1999          32,596         95,840      53,748      182,184
       2000          36,009        105,876      59,376      201,261
       2001          39,779        116,962      65,593      222,334
       2002          43,945        129,209      72,462      245,616
       2003          48,547         93,572      32,389      174,508
       2004          53,630           -           -          53,630
       2005          28,886           -           -          28,886
                   --------       --------     --------  ----------
      Total        $339,607       $706,746    $376,263   $1,422,616
                   ========       ========    ========   ==========

NOTE 4 - DUE FROM MANAGED ENTITIES

(A)  Due from Limited Partnership:

     IFS has a continuing management agreement for the two Wendy's Restaurants owned by Wendtwo Limited Partnership, which has as its sole general partner a wholly-owned subsidiary of IFS. A similar management agreement ended on February 22, 1995 when the managed Wendyank restaurant closed and that partnership terminated.

     The one remaining management agreement with Wendtwo provides for a monthly management fee, equal to 6% of gross sales, subordinated to the payment of an annual preferred return on the partners' original capital contributions at the rate of 12%. The agreement also provides for subordinated incentive fees payable from available cash flow and special fees payable from sale or refinancing proceeds of the restaurants, also subordinated to the monthly management fees. IFS provides an allowance for uncollectible management fees when available cash flow generated by the partnership is insufficient to pay both the preferred return and the monthly fee based on gross sales. The agreement further provides for an unsubordinated monthly fee for supervision provided by IFS. Such monthly fee is $690 per restaurant.

     On October 9, 1995, IFS entered into a subcontracting agreement with the purchaser of the Howell and Tom's River restaurants for the day-to-day management of Wendtwo. For such services, IFS pays a fee equal to five percent of Wendtwo's sales subject to Wendtwo's having sufficient cash flow to pay its preferred return distribution to its partners as well as the six percent subordinated management fee to IFS. IFS also received an aggregate credit of up to $168,336, deductible from the fee at the monthly rate of $2,004 for up to seven years. Such credit is subject to downward adjustment in the event of certain unusual fee payments by Wendtwo to IFS. IFS utilized $22,044 of the credit in fiscal 1996 leaving a maximum remaining credit of $146,292. (See Note 10B).

     Net management fees from managed partnerships including supervisory fees and net of amounts paid pursuant to the subcontracting agreement were $69,733 and $173,232 for fiscal 1996 and 1995, respectively. All of such fees were earned from Wendtwo. IFS historically provided an allowance for the entire Wendyank subordinated management fee.

     At September 29, 1996 $15,271 was due from Wendtwo.

(B)  Due from Fast Food Operators, Inc. ("FFO"):

     IFS manages FFO pursuant to a management agreement which has been renewed annually for the past several years. As amended effective January 26, 1996 the per store fee continued at $12,000 per year except that the aggregate fee may not be less than $108,000. (See Notes 6B, 8C and 10A).
     For fiscal 1996 and 1995, the net management fee from FFO was $98,000 and $194,000, respectively. The 1995 fee includes the realization of $85,000 of prior fees for which an allowance for uncollectibles had been provided. At
     September 29, 1996, $14,318 was due from FFO.

NOTE 5 - PROPERTY AND EQUIPMENT

     At September 29, 1996, property and equipment consist of the following:

     Office equipment and furniture         $360,251
     Less: Accumulated depreciation          313,795
                                            --------
     Net property and equipment             $ 46,456
                                            ========

NOTE 6 - INTERESTS IN MANAGED ENTITIES

(A)  Interest in Limited Partnership:

     IFS owns a 1% general partner interest in the managed Wendtwo Limited Partnership. The investment therein, accounted for by the equity method, was $6,111 at September 29, 1996 and $6,477 at September 24, 1995. (See Notes 4A,
     8B and 10B).

(B)  Investment in Fast Food Operators, Inc.:

     IFS owns 3,000,000 common shares of FFO, constituting a 33.7% equity interest therein. At September 29, 1996 and September 24, 1995, IFS has recorded its proportionate share of FFO's net income or loss, amounting to a loss of $8,874 for fiscal 1996 and income of $93,503 for fiscal 1995. The carrying value of IFS's interest was $223,973 at September 29, 1996 and $307,847 at September 24, 1995. FFO paid a return of capital distribution of $.025 per share on December 21, 1995; the Company accordingly credited its investment account for an aggregate of $75,000. (See Notes 4B, 8C and 10A).

NOTE 7 - CAPITAL STOCK TRANSACTIONS

(A)  Exercise of Stock Options:

    On May 9, 1995, the Company's three executive offers exercised, at an exercise price of $1.00 each, an aggregate of 36,000 incentive stock options held by them. The net proceeds of $36,000 were credited to common stock and additional paid-in capital for $360 and $35,640, respectively. (See Note 10D).

(B) Return of Capital Distributions:

    On November 13, 1995, the Company's Board of Directors declared a $.20 per share return of capital distribution to shareholders of record on November 24, 1995, payable principally from the proceeds of the sale of the Wendbridge restaurant. The distribution was paid on November 28, 1995. On January 26, 1996, the Company declared a $.30 per share return of capital distribution aggregating $664,320 payable from the Wendnew proceeds to shareholders of record as of February 12, 1996. The distribution was paid on February 16, 1996.

    On May 9, 1995 and June 27, 1995, the Company's Board of Directors declared return of capital distributions of $.30 and $.20, respectively, for all outstanding common shares of record as of May 22, 1995 and July 7, 1995. Such dividends totalling $664,320 and $442,880 were paid on May 26, 1995 and July 11, 1995, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

(A)  Imputed Interest on Stockholder Loans:

     Interest of $16,479 imputed on outstanding stockholder loans was credited to additional paid-in capital in fiscal 1995;
     the loans were fully repaid during that period.

(B)  Managed Limited Partnerships:

     On February 22, 1995, the Wendyank restaurant ceased operations and the partnership terminated. IFS sustained a loss of $121,409 on amounts advanced to and/or paid on behalf of Wendyank which the partnership was unable to repay. IFS continues to have a one percent general partner interest in and manage the operations of Wendtwo Limited Partnership which owns two restaurants. (See Notes 1, 4A, 6A, 10B and 11).

     At times IFS had borrowed working capital advances from Wendtwo. At September 29, 1996, such advances were fully repaid and Wendtwo owed the Company accrued fees of $15,271. Interest of $5,056 and $7,485, respectively, was accrued at 5.5% for the 1996 and 1995 fiscal years.

(C)  Fast Food Operators, Inc.

     IFS has entered into various agreements as amended with FFO D/B/A Popeye's Famous Fried Chicken of New York, including a convertible loan payable to IFS, stock options and a management agreement for FFO's restaurants. FFO issued 3,000,000 of its common shares to IFS in satisfaction of $450,000 of indebtedness, ratified by FFO's stockholders in June 1992. At September 29, 1996, FFO owed IFS $14,318 for current management fees and miscellaneous items. (See Notes 4B, 6B and 10A).

(D)  Sale of Brooklyn and Manhattan Restaurants:

     The Company's sold eight New York City restaurants to a former officer and director of the Company. (See Notes 1A and 9A).

NOTE 9 - SALE OF SUBSTANTIALLY ALL ASSETS

(A)  Sale of Eight New York City Restaurants to Wendnew, LLC.:

     On October 9, 1995, the sale of eight New York City restaurants was closed in escrow pending the required proxy vote to be taken at a special meeting of the Company's shareholders. All sale proceeds and related documents were delivered into escrow. The Company's Vice Pesident resigned to become a manager of the purchaser and the purchaser accordingly assumed provisional control of the eight restaurants' operations, finances and record keeping. The Company realized neither gain nor loss on such transaction as the carrying value of the property, equipment and intangibles sold less the book value of liabilities and deferred credits assumed by the purchaser had been reduced to equal the consideration for the sale.

     The purchase price for the eight restaurants was $1,800,000 plus closing adjustments for certain current assets and security deposits. One-half of the consideration was due in cash and the balance in two secured, 10% notes, one for $750,000 payable over seven years, and one for $150,000 payable over fifteen years. The larger note was subject to cancellation of its outstanding balance if the lease for the Wendton restaurant was not extended for a minimum of three years beyond its scheduled expiration of April 30, 1999.
     The unamortized balance subject to cancellation at such date was estimated to be $430,913. The $750,000 note is personally guaranteed by three of the purchaser's officers and/or equity holders, one of whom resigned his position as an officer and director of the Company subsequent to year-end to become a manager of the purchaser. The other two guarantor/equity holders have had certain business dealings with the Company and/or its President and Chief Executive Officer.

     The sale of these eight restaurants required the approval of a majority of the Company's outstanding common shares and the Company accordingly filed a proxy statement with the Securities and Exchange Commission.

     The aggregate consideration agreed to for the sale of these restaurants was substantially below the then carrying value of the restaurant's property, equipment and related intangibles. The Company determined that such difference reflected a permanent decline in the value of the restaurant assets and related intangibles and recorded impairments in such assets during fiscal 1995. (See Note 9E).

     On December 20, 1995, the Company, Wendnew and the lessor of the Wendton restaurant agreed to terms for a ten-year extension of the restaurant's lease. The Company had to surrender its security deposit of $10,000 and the accrued interest thereon in the amount of $11,760. The Company also had to pay $9,000 for a retroactive rent increase of which $2,710 was charged to Wendnew for the period they operated the restaurant. The aggregate $28,050 cost to the Company of obtaining the lease extension has been charged as a loss on the sale of the restaurants to Wendnew.

     However, securing the lease extension removes a contingency loss to the Company of approximately $430,913 representing the estimated forgiveness of debt that would have been required if the lease were not extended for at least three years beyond its scheduled April 30, 1999 expiration.

     Approval of the sale by the Company's shareholders was obtained on January 26, 1996. On such date the Company received the escrowed proceeds and three installment payments on the $150,000 mortgage note. The Company agreed to defer principal payments on the $750,000 term note until March 1, 1996. The Company did receive payment of accrued interest on such note of approximately $18,000. The Company also offered Wendnew certain 5% discounts which were subsequently taken. (See Note 3).

(B)  Sale of Wendbridge (New Jersey) Restaurant:

     On November 10, 1995, the sale of the Wendbridge restaurant was consummated at an all-cash price of $562,500 plus closing adjustments. Such sale resulted in neither gain nor loss to the Company as the restaurant's intangible franchise affiliation value ("IFAV") had been written down to equate the restaurant's aggregate carrying value to its contracted sales price at September 24, 1995. (See Notes 2C and 9E).

(C)  Sale of Sayreville (New Jersey) Restaurant:

     On December 22, 1995, the Company consummated the sale of the Sayreville restaurant, agreed to on December 12, 1995. The Company received gross proceeds of $100,000 less certain minor closing adjustments and recorded a gain of $73,524.

(D)  Closing of Wendchester Restaurant:

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

     The Company had written off as of June 25, 1995 its unamortized IFAV of $71,825 based on an assessment made at that time that such IFAV was fully impaired. At September 24, 1995 the Company estimated that it would be able to recover $50,000 for the restaurant's equipment and leasehold improvements, in addition to closing adjustments. The applicable impairments in asset values were also recorded at September 24, 1995. (See Note 9E).

(E)  Recognition of Impaired Assets:

     At September 24, 1995, the write-downs for the losses to be incurred on the sale of eight Brooklyn and Manhattan restaurants requiring shareholder approval as well as on the Wendbridge and Wendchester restaurants were recorded as follows:

           Assets         Brooklyn/      Wend-       Wend-
          Impaired        Manhattan      bridge      chester(a)     Total
          --------        ---------      ------      -------        -----
  Land, building and
   improvements, net      $ 574,299     $  -         $ 83,820     $  658,119
  Equipment, net             67,562        -           24,625         92,187
  Leasehold costs            31,494        -             -            31,494
  Technical assis-
   tance fees                38,990        -             -            38,990
  Excess of cost over
   fair value of
   assets acquired           16,193        -             -            16,193
  Intangible franchise
   affiliation value        894,851(b)   89,829        71,825(b)   1,056,505
                         ----------     -------      --------     ----------
  Total                  $1,623,389     $89,829      $180,270     $1,893,488
                         ==========     =======      ========     ==========

 (a) After applicable writedowns, the property and equipment of the Wendchester restaurant was carried at an estimated realizable value of $50,000 at September 24 1995. (See Note 9D).
 (b) $269,025 of the impairment of IFAV for the Brooklyn and Manhattan restaurants reported herein and all of the Wendchester IFAV impairment had been recognized at June 25, 1995 based on the Company's measurement criteria for assessing IFAV recoverability.

NOTE 10- COMMITMENTS AND CONTINGENCIES

(A)  Management Agreement with Fast Food Operators, Inc.:

     At September 29, 1996, IFS managed six restaurants for FFO, of which one was subject to a subcontracting agreement. The amended management agreement with FFO provides for an annual fee of $12,000 per restaurant subject to an annual minimum of $108,000. Prior agreements applicable to other matters have all either expired or been satisfied pursuant to amended terms. (See Notes 4B, 6B and 8C).

(B)  Unearned Management Fees:

     IFS's agreements with Wendtwo Limited Partnership provides that the subordinated management fee can only be paid if sufficient cash is available after the preferred return to partners is paid. The current year's fee can be paid in any year in which that year's preferred return is paid.
     Previous years' unpaid fees can only be paid after all previous unpaid preferred returns are paid. Such unpaid fees are $132,786 at September 29, 1996. If paid by Wendtwo, the Company's subcontracting agreement with the purchaser of the Howell and Tom's River restaurants for the management of Wendtwo's day-to-day operations requires that the $132,786 be apportioned between the parties using an interest-adjusted amortization based on the number of monthly $2,004 credits taken by the Company.

     The management agreement with Wendtwo also provides for incentive fees payable from available cash flow in excess of that needed to pay the preferred return and the subordinated management fee. A further condition to this fee is that all prior preferred returns and subordinated fees be paid first. Special service fees are payable from available proceeds of restaurant property sales or refinancings except that in addition to the required payments which must precede incentive fees, the partners' original capital contributions must also first be returned. The subcontracting agreement assigns the right to receive such fees to the subcontractor.

(C)  Operating Lease Agreement:

     The lease for the Company's executive offices has been extended through May 31, 1997 at an annual rental of $17,000.

     The Company and/or IFS remain contingently liable on certain leases for restaurant premises previously operated by the Company whose operations were sold to others during fiscal 1996 and 1995. The Company does not anticipate that any actual liability will result from such contingencies.

     The components of rent expense are as follows:

                                      Minimum      Contingent
                                      Rentals       Rentals     Total
                                      -------      ----------  -------

Year ended September 29, 1996        $107,321      $ 39,108    $  146,429
                                     ========      ========    ==========

Year ended September 24, 1995        $913,404      $661,601    $1,575,005
                                     ========      ========    ==========

(D)  Employee Incentive Stock Option Plan:

     The Company has an employee incentive stock option plan, adopted in March 1992. The plan provides for the grant of options, intended to qualify as "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code. Under the plan, options may be granted to employees to purchase up to 200,000 shares of the Company's $.01 par value common stock. The plan is administered by a committee consisting of not less than two disinterested directors of the Company. Members of the committee may not receive options. The aggregate fair market value (determined as of the time an option is granted) of shares with respect to which any individual employee may be granted options and which become exercisable for the first time in any one calendar year may not exceed $100,000. The exercise price of options must at least be equal to the fair market value of the shares at the time of grant.

     Such fair market value is the average of the closing bid and asked NASDAQ prices or if the stock is not quoted on NASDAQ by the most recent closing asked price as quoted by the National Quotation Bureau. If options are granted to an individual owning ten percent or more of the Company's common stock, the exercise price must at least equal 110% of the shares' fair market value at the date of grant. Options may not be exercised more than ten years from date of grant except for options granted to a ten percent or more stockholder which may not be exercised more than five years from date of grant. Exercise rights vest twenty percent a year for the first through fifth anniversary of the grant. Payment for shares on exercise of options may be in cash or at the discretion of the committee by shares of common stock of the Company held at least one year and valued at their then fair market value or by recourse note secured by the shares, payable over not more than five years and bearing interest at a rate high enough to avoid imputation of interest under the Internal Revenue Code.

     Options are generally non-transferable and are exercisable only while the holder is employed by the Company. Options become immediately exercisable if certain changes occur in the organization, ownership or Board of Directors of the Company.

     The only grant of options under the plan occurred in May 1992 when the Company issued options to purchase 173,400 shares of stock exercisable at $1.00 per share, including options to purchase 90,000 shares issued to the Company's officers. During fiscal 1996, 1995 and for all periods prior thereto, options to purchase 57,000 shares, 28,900 shares, and 26,500 shares, respectively, were cancelled due to the termination of their holders' employment. In fiscal 1995, 36,000 options were exercised by the Company's three executive officers. Accordingly, at September 29, 1996, options to purchase 25,000 shares were outstanding.

(E)  Employment Agreement:

     Effective November 1, 1995, the employment agreement of the Company's President and Chief Executive Officer was amended pursuant to which the officer's salary was reduced from $220,000 (it had been scheduled to increase to $230,000 on November 26, 1995) to $50,000 and the contribution by the officer of his consulting income earned from Wendy's franchisees outside of the Company's market area ($160,200 in fiscal 1995) ceased. The agreement expires November 25, 1996; however, the Company expects it will be renewed on an annual basis at no more than the current amount. (See Note
     8A).

(F)  Income Taxes:

     The Company files a consolidated tax return encompassing all of its subsidiaries. Combined filings are made for certain of the Company's state and local tax jurisdictions. The Company did not incur any income tax expense or benefit in fiscal 1996 or 1995. Reconciliation of the benefit for taxes on income to the expected tax computed by applying the U.S. federal income tax rate to loss before benefit for income taxes for the fiscal years ended September 1996 and 1995 is as follows:

                                       Percent of Pre-Tax Income
                                       -------------------------
                                            1996      1995
                                           ------    ------
   Computed expected tax benefit           (34.0)    (34.0)

   Net operating loss - providing
      no federal income tax benefit         34.0      34.0
                                            -----     ----
                                              -         -
                                            =====    =====

     At September 29, 1996, the Company has an aggregate net operating loss carryforward of approximately $2,023,000 which may be carried forward, subject to certain limitations, to offset future federal, state and local taxable income. Such loss carryforward expires in years 2006 through 2011.

     The Company accounts for income taxes pursuant to Financial Accounting Standard No. 109 ("FAS 109"). FAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Also, a valuation allowance is provided for that portion of deferred tax assets which do not meet a "more likely than not" expectation of realization.

     The tax effects of temporary differences that give rise to deferred tax assets (before valuation allowances) and deferred tax liabilities at September 29, 1996 as well as the components of the deferred income tax provision
     (benefit) for fiscal 1996 and 1995 are as follows:

                                      Assets/
                                    Liabilities       Provision/(Benefit)
                                    -----------      ------------------
                                       1996             1996      1995
                                       ----             ----      ----
                  Assets

      Current:
      Due from managed entities    $   -               $   -    $ 23,500
      Current maturities of debt       -                   -       4,800
      Accrued payroll                  -                   -      25,000
                                   --------
      Total current deferred tax
       assets                          -
                                   --------
      Non-current:
       Due from managed entities     54,700           (   500)    40,900
       Interests in managed entities 62,300           (   600)    13,800
       Deferred costs and expenses,
         net of accumulated
         amortization                  -                   -     ( 7,400)
       Long-term debt                  -                   -     151,700
       Net operating loss
         carryforward               833,900           ( 7,600)   108,100
                                  ---------
       Total non-current deferred
         tax assets                 950,900
                                  ---------
       Total deferred tax assets  $ 950,900
                                  =========
                  Liabilities
                  -----------
        Non-current:
          Property and equipment,
           net of accumulated
           depreciation           $   8,700            8,700    (360,400)
                                  =========         --------    --------
        Net deferred income taxes                   $  -        $  -
                                                    ========    ========

     During the year ended September 29, 1996, the valuation allowance decreased by $179,300 to $942,200. The net deferred tax asset at September 29, 1996 was therefore
     $8,700, all of which was non-current.

     The components by jurisdiction for fiscal 1996 and 1995 were as follows:

                                          1996         1995
                                          ----         ----
             Provision (benefit):
                 Federal                 $(1,000)    $ 34,100
                 State and local           1,000      (34,100)
                                         -------     --------
             Total                       $  -        $   -
                                         =======     ========

(G)  Litigation:

     The Company is a party to various routine litigation incidental to the ordinary course of business. Management does not anticipate any of such proceedings, individually or in the aggregate, to result in any material liability in excess of available coverage.

NOTE 11- OTHER EXPENSES AND OTHER INCOME

(A)  Other Expenses:

     Other expenses consist of the folllowing:

                                        Fiscal Year Ended September
                                        ---------------------------
                                            1996          1995
                                            ----          ----
     Discounts given on note
      prepayments (Note 3)                $ 24,908       $   -
     Loss on advances to
      terminated managed
      partnership*                            -           121,409
     Loss on investment in
      Fast Food Operators, Inc.
      (Notes 6B and 11B)                    8,874            -
                                         --------        --------
     Total other expense                 $ 33,782        $121,409
                                         ========        ========

  * On February 22, 1995 the Wendyank restaurant ceased operations and such managed partnership terminated. At the date of its termination, the partnership owed $70,409 of working capital advances which it was unable to repay. In addition, as the closing of the restaurant also resulted in the termination of Wendyank's sublease with Fast Food Operators, IFS was required to pay on behalf of Wendyank a $51,000 early lease termination fee. The aggregate loss on the termination of the partnership in February 1995 was accordingly $121,409.

(B)  Other Income:

     Other income consists of the following:
                                            1996     1995
                                            ----     ----
     Consulting income (1)               $ 13,575   $160,200
     Gains on equity investments
      in managed entities (2)               1,504     94,568
                                         --------   --------
     Total other income                  $ 15,079   $254,768
                                         ========   ========

(1) Consulting income, earned by the Company's President for services provided to other Wendy's franchisees outside of the markets in which the Company operates, was assigned to the Company in accordance with the terms of such officer's employment agreement. Such assignment terminated when the officer's employment agreement was amended. (See Note 10E).

(2) In 1996 this account reflects the Company's share of Wendtwo's earnings. In 1995 this account consists of $93,503 earned from Fast Food Operators, Inc. and $1,065 earned from Wendtwo. (See Notes 6A, 6B and 11A).

NOTE 12-  DISCONTINUED OPERATIONS

     Loss from discontinued operations for fiscal 1996 and 1995 is comprised of the following:
                                           1996                  1995
                                           ----                  ----

      Sales                              $1,103,236          $17,638,675
      Other income                           81,819              103,119
                                         ----------          -----------
                                          1,185,055           17,741,794
                                         ----------          -----------
      Cost of sales                         387,156            5,861,008
      Store labor expenses                  422,922            5,136,206
      Store operating/occupancy
        expenses                            310,771            4,470,757
      Advertising and royalty expenses       89,692            1,514,379
      General and administrative
        expenses                             29,309              345,262
      Interest expense                         -                  92,801
      Net loss on sale of assets
        including impairment of
        $1,893,488 recognized on
        assets prior to sale in
        1995 (Note 9)                       40,351             1,944,487
                                        ----------           -----------
                                         1,280,201            19,364,900
                                        ----------           -----------
      Loss from discontinued
        operations                      $  (95,146)          $(1,623,106)
                                        ==========           ===========

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------
None.

                             PART III
                             --------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------

As of January 8, 1997, the directors and officers of the Company were:

                                                              Term to
Name                 Age         Position(s)                   Expire
----                 ---         -----------                   -------

Lewis E. Topper      46          Chairman of the Board,
                                 Chief Executive Officer,      1999
                                 President, Chief Financial
                                 Officer, Chief Accounting
                                 Officer, Treasurer and
                                 Director

Daniel A. Poganski   35          Secretary, Assistant Vice
                                 President and Director        1997

Lewis E. Topper has been the Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Treasurer and a director of the Company since its inception in February 1990. He has been the President of IFS, currently a wholly-owned subsidiary of the Company, since December 1985. He is a past President of the Wendy's New York Advertising Cooperative. He has been a Certified Public Accountant since 1977 and is a graduate of Baruch College. Mr. Topper is also the Chairman of the Board, President, Chief Executive Officer, Treasurer and Director of FFO. IFS provides management services to FFO. Mr. Topper receives no compensation from FFO. Mr. Topper is also Chairman of the Board and Secretary of 26 companies that operate 113 Wendy's restaurants, all of which are situated outside of the New York Metropolitan Area.
Mr. Topper holds a minority stockholder interest in each of these companies and is a co-franchise owner under their respective franchise agreements. Mr. Topper also receives consulting fees from each of these companies. These management fees were assigned to IFS by Mr. Topper until November 1, 1995, on which date his employment agreement was amended. In the future, Mr. Topper may become involved with additional Wendy's operations outside of the New York Metropolitan Area.

Daniel A. Poganski has been the Assistant Vice President and Secretary of the Company since its inception in February 1990, and served as a director of the Company from its inception until November 26, 1990. On December 18, 1991. Mr. Poganski was again elected to the Board of Directors. Mr. Poganski joined IFS in 1989 and has been the Secretary and Controller of IFS since April 1989. In January of 1997, in connection with the Company's reorganization of its administrative offices, Mr. Poganski resigned as a full-time employee of the Company. He retained his positions as officer and director and now provides virtually all management accounting and administrative services through his own service company, A & B Accounting Services, at an annual fee to the Company of $60,000. Mr. Poganski has also served as the Controller of FFO since 1988 and as the Secretary of FFO since October 1989. He is a graduate of Moorhead State University and is a Certified Public Accountant.

Gary M. Monie, a Vice President and a director of the Company since its inception in February 1990, provisionally resigned from these positions to become the Manager of Wendnew upon the closing in escrow of the sale on October 9, 1995. When the sale was consummated, his resignation became permanent. He had been employed by IFS since October 1984, serving as supervisor, senior supervisor and Director of Operations.

The Company is indemnifying and holding harmless the Directors of the Company against any liability, damages or expenses to the maximum extent permitted under Delaware law.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended September
1996, 1995 and 1994 to the Company's Chief Executive Officer.
                              Annual Compensation
                              -------------------
                                                        Other
                                                        Annual       All other
Name and                                                Compen-      Compen-
Principal Position     Year     Salary $    Bonus $     sation $     sation $
------------------     ----     --------    -------     --------     ---------
Lewis Topper,          1996      68,978        -          14,818         -
Chairman and           1995     222,456      60,000       14,427         -
Chief Executive        1994     212,351      90,000       13,860         -

Information relating to long-term compensation, awards of restricted stock and/or securities underlying options and SARs, and long-term incentive plan payouts, has been omitted from the tabular presentation as there has been no such compensation awarded, earned or paid.

Lewis E. Topper is the Chairman of the Board and Secretary of 26 companies that operate 113 Wendy's restaurants outside of the New York Metropolitan Area, for which Mr. Topper receives consulting fees. Until October 31, 1995, these consulting fees were assigned to the Company in accordance with the terms of Mr. Topper's Employment Agreement with the Company. Effective November 1, 1995, such agreement was amended, as described below, and among other things, the assignment of consulting fees by Mr. Topper was terminated.

The following fees were assigned in the last three fiscal years:
1996: $13,575; 1995: $160,200; and 1994: $136,800.

EMPLOYMENT AGREEMENT
--------------------

The Company's Employment Agreement with Lewis E. Topper was renewed effective November 26, 1993 for a three-year term, with annual salaries of $210,000, $220,000 and $230,000, respectively. Mr. Topper is also entitled to receive: A non-accountable automobile allowance; four weeks vacation; usual Company health and insurance benefits; a yearly bonus at the discretion of the Board of Directors; and the right to receive stock options as determined by the Board of Directors. Due to the limited nature of the Company's operations following closing of the sale to Wendnew in escrow on October 9, 1995, Mr. Topper, agreed effective November 1, 1995 to decrease his base annual salary from $220,000 to $50,000, while remaining in his current positions with the Company on an "as needed" basis. In consideration of such reduction, the Company has agreed to waive its right to further assignments by Mr. Topper to the Company of his outside consulting fee income, earned from Wendy's restaurants located outside of the Company's market area and owned and/or operated by various companies in which Mr. Topper holds equity interests.

Effective as of November 26, 1996 the employment agreement has been renewed through December 31, 1997, except that for calendar
1997, the amount has been reduced to $40,000 per year.

STOCK OPTION PLAN
-----------------

On March 10, 1992, the Board of Directors adopted the 1992 Incentive Stock Option Plan (the "Plan"). The stockholders approved the Plan at the Annual Meeting of Stockholders held on May 20, 1992. Under the Plan, which has a term of ten years from its adoption by the Board of Directors, the Company may grant stock options to persons who are now or who during the term of the Plan become key employees (including those who are also directors). Stock options granted under the Plan are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (the "Code"), for federal income tax purposes. However, incentive stock options cannot be granted to any person who is not an employee of the Company.

The Plan is administered by a Stock Option Committee of two individuals appointed by the Board (the "Committee"). Members of the Committee shall be directors who are not executive officers of the Company and not eligible to be granted options under the Plan. They shall be "disinterested persons" within the meaning of Rule 16b-3 adopted pursuant to the Securities Exchange Act of 1934, as amended. Since January, 1994, there has been an insufficient number of members of the Board of Directors qualified to serve on the Committee. Accordingly, no additional options have been granted, and the Company is unable to determine when, or in fact whether, the Committee will be reconstituted and additional stock options granted under the Plan.

The Plan provides that the Committee may grant stock options with respect to a maximum of 200,000 shares of Common Stock at any one time (subject to certain adjustments for dilution and capital changes). If any option terminates or lapses unexercised or uncancelled, then the shares subject thereto will be available for further issuance under the Plan. The Company will receive no cash payments in connection with the grant of options under the Plan.

Generally, the exercise price per share under stock options granted under the Plan may not be less than the fair market value of a share of Common Stock on the date the options are granted. However, the exercise price under an incentive stock option granted to a person already owning stock representing more than 10% of the total voting power of the Company's equity securities must equal at least 110% of the fair market value of the Common Stock on the grant date. The aggregate fair market value (determined at the date of grant) of the shares of Common Stock covered by incentive stock options granted to any one person which become exercisable in any one calendar year cannot exceed $100,000.

The maximum term of any stock option granted under the Plan is ten years (or five years for 10% stockholders). Unless the Committee establishes different terms. an option granted under the Plan will not be exercisable until one year after it is granted, and normally will be exercisable only in increments of 20% of the underlying shares for each year that it is outstanding. Options also will only be exercisable while the holder is an employee of the Company, and upon the termination of such relationship, the options shall lapse after the earlier of the end of the 30th business day following such termination or the stated expiration date of such options (unless such termination is for cause, in which case all options of the holder shall lapse immediately); provided, however, that if such termination is due to retirement upon the holder's attaining an age of 65 years, total disability of the holder, or the death of the holder, the options shall lapse after the earlier of the end of the third month following such termination or the stated expiration date of such options.

The Plan also provides that the unexercised portions of options granted under the Plan will become immediately exercisable in full regardless of their other terms, if (i) the Company is to be dissolved or liquidated, or (ii) the Company enters into a merger, consolidation or reorganization in which either it is not the surviving corporation or it becomes a wholly-owned subsidiary of another corporation, or (iii) a tender offer is made for the Common Stock, or (iv) a majority of the Board of Directors is replaced within a twelve-month period, unless the new directors were nominated by the Company's management, or (v) any person previously unaffiliated with the Company, other than as a stockholder, becomes the holder of 25% or more of the Company's voting securities. Also, if one of the foregoing events occurs, and if the Company's counsel is of the opinion that an officer holding an option under the Plan would be subject to "shortswing profit" liability under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Act"), if he were to exercise the option and then sell or deliver the shares so received in the transaction described above, then in lieu of exercising the option, the officer would be entitled to surrender the option to the Company. Upon the surrender, for each share subject to the then unexercised portion of the option, the Company would pay cash to the officer equal to the difference between the amount per share he would have received in the transaction described above and the exercise price under the surrendered option. The Board of Directors believes that these provisions for acceleration and surrender will enhance the incentive features of options granted under the Plan, primarily by permitting option holders to participate in an extraordinary transaction rather than lose the benefits of their options.

Stock options cannot be transferred except by will or the laws of intestacy, or pursuant to a qualified domestic relations order, and during the holder's life can only be exercised by the holder.

Generally, the exercise price of an option granted under the Plan must be paid in cash. However, the Committee may provide when the option is granted that the exercise price can be paid in whole or in part by the delivery of shares of Common Stock valued at their current fair market value, provided that the holder has owned such Common Stock for at least one year. The Committee may also provide at the time the option is granted that the exercise price can be paid in whole or in part by delivery of the holder's full recourse promissory note, bearing an interest rate at least equal to the rate required pursuant to the Code to avoid the imputation of interest thereunder, and secured by a pledge of the shares being acquired upon the exercise and such other collateral as the Committee approves.

The Committee in its discretion may impose limitations in addition to those described above on options granted under the Plan.

Each agreement for a stock option granted under the Plan will contain customary antidilution provisions and customary representations and covenants relating to compliance with applicable securities laws.

Stock options granted under the Plan and the shares of Common Stock subject thereto will not be registered under the Securities Act of 1933, as amended, on the grounds that the grant of such options and issuance of shares of Common Stock upon exercise are exempt as transactions by an issuer not involving a public offering.

Under the terms of the Plan, the Board of Directors may amend the Plan at any time so long as any amendment does not affect outstanding stock options without the holder's consent. The Board of Directors must obtain the affirmative vote of a majority of all issued and outstanding shares of Common Stock in order to (i) increase the total number of shares of Common Stock for which stock options may be granted and outstanding under the Plan in the aggregate or to any one person, (ii) change the minimum exercise price per share payable upon exercise of stock options under the Plan, (iii) change the designation of the class of persons eligible to receive stock options under the Plan, (iv) permit any member of the Committee to receive an option under the Plan, (v) permit an option or rights to be exercised earlier than one year after it is granted, (vi) extend the termination date of the Plan, or (vii) take any other action with respect to the Plan which under the Code would be deemed the adoption of a new plan or which, under Rule 16b-3, would require approval of the stockholders.

The following table sets forth the number of shares subject to options granted to each of the executive officers and all other employees of the Company which are outstanding as of September
29, 1996:

                          Number          Exercise
Name                     of Shares         Price
----                     ---------        --------
Lewis E. Topper           21,000        $1.00/share
All other employees        4,000        $1.00/share
                         -------
TOTAL                     25,000
                         =======

No options were granted during the year ended September 29, 1996. The above options were all granted on May 20, 1992. Options to purchase an additional 112,400 shares under the plan were also granted to other employees at such date; however, they have lapsed due to the termination of their holders' employment.

During the 1995 fiscal year 36,000 options issued under the plan were exercised, each at a price of $1.00 per share. The individuals exercising such options and the number of options exercised were as follows: Lewis E. Topper: 14,000; Gary M.
Monie: 12,000; and Daniel A. Poganski: 10,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
------------------------------------------------------------

(a) The following table sets forth certain information regarding ownership of the Company's Common Stock as of January 8, 1997 by each person who is known by the Company to beneficially own more than 5% of its Common Stock.

                         Amount of Common Stock   Percent
Name and Address           Beneficially Owned     of Class
----------------         ----------------------   --------
Lewis E. Topper               950,459             42.65%
Fast Food Systems. Inc.
42-40 Bell Boulevard
Bayside, New York 11361

(b) The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of January
8, 1997 by each director of the Company and the directors and executive officers as a group:

                         Amount of Common Stock        Percent
Name and Address           Beneficially Owned          of Class
----------------         ---------------------         ---------

Lewis E. Topper                 950,459 (1)              42.65%
Fast Food Systems. Inc.
42-40 Bell Boulevard
Bayside, New York 11361

Daniel A. Poganski               10,000                   0.45%
A & B Accounting Services
No. 1 Commercial Drive
Florida, NY 10921

All Executive Officers
and Directors as a Group
(2 Persons)                     960,459 (1)              43.10%

(1) Includes shares issuable upon exercise of vested options issued under the Plan to purchase 14,000 shares of Common Stock. Does not include shares issuable upon future vesting and exercise of non-vested options issued under the Plan to purchase 7,000 shares of Common Stock, which options are not exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On January 28, 1994, Lewis E. Topper received an assignment from IR of a receivable due from the Company in the amount of $745,295, in consideration of the payment by Mr. Topper to IR of the same amount. While the purchase agreement relative to this transaction reflects the amount due from the Company as $845,295, this amount was decreased by the sum of $100,000 due to the repayment by the Company, just prior to consummation of the purchase agreement, of $100,000 of the debt owed to IR. As of September 24, 1995, the Company had repaid to Mr. Topper all amounts due and owing pursuant to this obligation.

Gary M. Monie, a former officer and director of the Company resigned those positions on October 9, 1995 to become a Manager of Wendnew, to whom the Company sold eight New York City restaurants. Mr. Monie is also an equity holder in Wendnew.

The Company paid A & B Accounting Services, a sole proprietorship of Daniel A. Poganski, $45,000 in fiscal 1996 for management accounting and administrative services, pursuant to an agreement providing for an annual fee therefor of $60,000.

                            PART IV
                            -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     --------

DESIGNATION              DESCRIPTION
-----------              ------------

3.1 (1)   Certificate of Incorporation of the Company, as
          amended.
3.2 (1)   By-Laws of the Company.
10.1(1)   Employment Agreement between the Registrant and Lewis
          E. Topper.
10.2(1)   Lease Agreement for premises at 2137 Nostrand
          Avenue. Brooklyn, New York, as amended.
10.3(1) Lease Agreement for premises at 425 Fulton Avenue, Brooklyn, New York, as amended.
10.4(1) Lease Agreement for premises at Albee Square Mall, Brooklyn, New York, as amended.
10.5(1) Lease Agreement for premises at 469 Flatbush Avenue, Brooklyn, New York, as amended.
10.6(1) Lease Agreement for premises at 1916 Linden Avenue. Brooklyn, New York, as amended.
10.7(1)   Lease Agreement for premises at 131 Woodbridge
          Center Drive, Woodbridge, New Jersey, as amended.
10.8(1) Lease Agreement for premises at 1010 Stelton Road, Piscataway, New Jersey, as amended.
10.9(1) Lease Agreement for premises at 77 Route U.S. 1, Metuchen, New Jersey, as amended.
10.10(1) Lease Agreement for premises at Route 9, Freehold, New Jersey, as amended.
10.11(1) Lease Agreement for premises at 999 Route 9, Sayreville, New Jersey, as amended.
10.12(1) Lease Agreement for premises at 301 U.S. Route 10, Roxbury, New Jersey, as amended.
10.13(1) Lease Agreement for premises at 683 Highway 18, East Brunswick, New Jersey, as amended.
10.14(1) Lease Agreement for premises at Seaview Square Mall, Ocean, New Jersey, as amended.
10.15(1) Lease Agreement for premises at 2628 Broadway, New York, New York, as amended.
10.16(1) Lease Agreement for premises at 2879 Adam Clayton Powell Boulevard, New York, New York, as amended.
10.17(1) Lease Agreement for premises at 3939 Broadway, New York, New York, as amended.
10.18(1) Lease Agreement for premises at 416 Westchester Avenue, Bronx, New York, as amended.
10.19(1) Lease Agreement for premises at 4648 East 161st Street, Bronx, New York as amended.
10.20(1) Lease Agreement for premises at 235 Park Avenue South, New York, New York, as amended.
10.21(1)  Deed for premises at 505 Utica Avenue, Brooklyn, New
          York, as amended.*
10.22(1)  Deed for premises at 971 Flatbush Avenue, Brooklyn,
          New York, as amended.
10.23(1) Deed for premises at 1730 N. Olden Avenue, Ewing, New Jersey, as amended with related mortgage agreement.*
10.24(1) Deed for premises at 2049 Route 9, Howell, New Jersey, as amended with related mortgage agreement.****
10.25(1) Deed for premises at 388 Highway 35, Keyport, New Jersey, as amended with related mortgage agreement.*
10.26(1) Deed for premises at 600 Shrewsbury Avenue, Tinton Fails, New Jersey, as amended with related mortgage agreement.*
10.27(1)  Cooperative Advertising Agreement.
10.28(1)  Form of Unit Franchise Agreement.
10.29(1)  Form of Restaurant Franchise Agreement.
10.30(1)  Appraisal of Marshall & Stevens Incorporated.
10.31(1)  Revised Wendy's International, Inc. Agreement and
          Consent to Assignment.
10.32(1)  Promissory Note Payable to L&M Associates.
10.33(1)  Promissory Note Payable to Norman Bobrow dated March 1,
          1989.
10.34(1)  Promissory Note Payable to lsrael Discount Bank dated
          July 1987.
10.35(2)  Secured Promissory Note, dated December 28, 1990 from
          FFO to IFS.
10.36(2) Amendment to Loan Agreement, dated as of December 28, 1990 between FFO and IFS.
10.37(2)  Amendment to Security Agreement, dated as of December
          28, 1990.
10.38(2)  Stock Subscription Agreement, dated as of December 28,
          1990.
10.39(2)  Amendment to Management Agreement, dated as of December
          28, 1990.
10.40(2) Omnibus Agreement, dated as of December 28, 1990. 10.41(2) Secured Promissory Note, dated January 26, 1988, from
          FFO to IFS.
10.42(2)  Loan Agreement, dated January 26, 1988, between FFO and
          IFS.
10.43(2)  Security Agreement, dated January 26, 1988, between FFO and IFS.
10.44(2)  Management Agreement, dated January 26, 1988, between
          IFS and FFO.
10.45(2)  Amended Secured Promissory Note, dated January 26,
          1990, from FFO to IFS.
10 46(2)  Amendment to Loan Agreement, dated January 26, 1990, between FFO and IFS.
10.47(2) Amendment to Security Agreement, dated January 26, 1990, between FFO and IFS.
10.48(2) Amendment to Management Agreement, dated January 26, 1990, between FFO and IFS.
10.49(3) Lease Agreement for premises at No. 1 Commercial Drive, Florida, New York.
10.50(4)  Lease Agreement for premises at 42-40 Bell Boulevard,
          Bayside, New York.
10.51(4)  Lease Agreement for premises at 505 Utica Avenue,
          Brooklyn, New York.
10.52(4) Lease Agreement for premises at 1730 N. Olden Avenue, Ewing, New Jersey.**
10.53(4)  Lease Agreement for premises at 388 Highway 35,
          Keyport, New Jersey.
10.54(4) Lease Agreement for premises at 600 Shrewsbury Avenue, Tinton Falls, New Jersey.
10.55(4) Deed, dated November 21, 1991, conveying premises at 505 Utica Avenue, Brooklyn, New York to Restaurant Finance Corporation.
10.56(4) Deed, dated September 24, 1991, conveying premises at 1730 N. Olden Avenue, Ewing, New Jersey to Restaurant Finance Corporation.
10.57(4) Deed, dated September 24, 1991, conveying premises at 388 Highway 35, Keyport, New Jersey to Restaurant Finance Corporation.
10.58(4) Deed, dated September 24, 1991, conveying premises at 600 Shrewsbury Avenue, Tinton Falls, New Jersey to Restaurant Finance Corporation.
10.59(4) Guarantees of Lewis Topper of lease agreements for premises at 505 Utica Avenue, Brooklyn, New York; 1730
          N. Olden Avenue, Ewing, New Jersey; 388 Highway 35, Keyport, New Jersey; and 600 Shrewsbury Avenue, Tinton Falls, New Jersey.
10.60(5)  Amended Loan Agreement, dated December 30, 1991,
          between FFO and IFS.
10.61(5) Sublease Agreement for portion of premises at 2137 Nostrand Avenue, Brooklyn, New York between IFS and FFO.
10.62(5) Asset Purchase Agreement, dated as of November 30, 1992, for sale of the Ewing, New Jersey, Wendy's Restaurant to Wendy's.
10.63(6) New Lease Agreement for premises at 999 Route 9, Sayreville, New Jersey.***
10.64(6) Lease Agreement for premises at 446 Route 37 East, Tom's River, New Jersey.
10.65(7) Agreement and Consent to Assignment dated January 20, 1994 among the Company, Lewis Topper, IR, Wendy's and other parties.
10.66(8) Lease Agreement for premises at 6791 Route 9 North, Howell Township, New Jersey.
10.67(8) Amendment to Management Agreement, dated January 26, 1994, between IFS and FFO.
10.68(9) Asset Purchase Agreement dated December 29, 1994 for the sale of the Keyport (Aberdeen) and Tinton Falls, New Jersey Wendy's restaurants.
10.69(9)  Asset Purchase Agreement dated January 18, 1995 for the sale of the East Brunswick, New Jersey Wendy's
          restaurant.
10.70(9)  Asset Purchase Agreement dated January 18, 1995 for the sale of the Piscataway, New Jersey Wendy's
          restaurant.
10.71(10) Amendment to Management Agreement, dated January 26,
          1995, between IFS and FFO.
10.72(10) Asset Purchase Agreement dated April 24, 1995 for the sale of the Tom's River and Howell, New Jersey Wendy's
          restaurants.
10.73(11) Asset Purchase Agreement dated March 23, 1995 for the sale of the Metuchen, New Jersey Wendy's restaurant. 10.74(10) Amendment to Lease Agreement for premises at 999 Route
          9, Sayreville, New Jersey.
10.75(10) Termination Agreement dated July 1, 1995 for lease of the Harlem, New York restaurant.
10.76(12) Asset Purchase Agreement dated March 23, 1995 for the sale of the Woodbridge, New Jersey Wendy's restaurant. 10.77(13) Asset Purchase Agreement dated September 18, 1995 for the sale of eight restaurants located in Brooklyn, New York and New York, New York.
10.78(10) Agreement between Integrated Food Systems, Inc. and
          Wendhow Corp. dated as of October 9, 1995 for the subcontracting of Wendtwo Limited Partnership management obligations.
10.79(10) Amendment to Lewis E. Topper Employment Agreement dated as of November 1, 1995.
10.80(10) Amendment to Management Agreement, dated November
          22, 1995, between IFS and FFO.
22.1(1)   Subsidiaries of the Registrant.
----------------------------------
*These four properties were sold and leased back from the purchaser in September and November, 1991. See Exhibits 10.51, 10.52, 10.53 and 10.54 for the applicable lease agreements.
**On November 30, 1992, the Company sold all of its rights and interest in the Ewing Wendtrip Restaurant to Wendy's, which action thereby terminated the lease.
(footnotes continued on following page)
***The previous lease for this location listed at Exhibit 10.11 was terminated due to condemnation proceedings.
****This property was sold and leased back from the purchaser on February 10, 1994. See Exhibit 10.66 for the applicable lease agreement.

(1)  Filed as an exhibit to the Company's Registration
     Statement on Form S-4 (Registration No. 33-33404) which is hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Report on Form 8-K dated January 5, 1991 which is hereby incorporated by reference thereto.
(3) Filed as an exhibit to the Company's Report on Form 10-K for the transition period ended November 25, 1990.
(4) Filed as an exhibit to the Company's Report on Form 10-K dated September 29, 1991.
(5) Filed as an exhibit to the Company's Report on Form 10-K dated September 27, 1992.
(6) Filed as an exhibit to the Company's Report on Form 10-K dated September 26, 1993.
(7) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended December 26, 1993.
(8) Filed as an exhibit to the Company's Report on Form 10-K dated September 25, 1994.
(9) Filed as an exhibit to the Company's Report on Form 8-K dated January 18, 1995 which is hereby incorporated by reference thereto.
(10) Filed as an exhibit to the Company's report on Form 10-K dated September 24, 1995.
(11) Filed as an exhibit to the Company's Report on Form 8-K dated April 7, 1995 which is hereby incorporated by reference thereto.
(12) Filed as an exhibit to the Company's Report on Form 8-K dated November 10, 1995 which is hereby incorporated by reference thereto.
(13) Filed as an exhibit to the Company's Report on Form 8-K dated September 18, 1995 which is hereby incorporated by reference thereto.

(b)  Reports on Form 8-K
     -------------------

     None.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FAST FOOD SYSTEMS, INC.


                             By:/s/Lewis E. Topper
                              ------------------
                              Lewis E. Topper, President

Dated: January 10, 1997

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                     Title               Date
----                     -----               ----
/s/Lewis E. Topper       Director, Chairman  January 10, 1997
------------------       of the Board,
Lewi E. Topper           President and Chief
                         Executive Officer,
                         Principal
                         Financial and
                         Accounting Officer

/s/Daniel A. Poganski    Secretary,          January 10, 1997
---------------------    Assistant Vice
Daniel A. Poganski       Vice President and
                         Director