Form 10QSB
period 1996-12-29
FAST FOOD SYSTEMS INC
filed 1997-02-11
CIK 860591

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                FORM 10-QSB


/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  December 29, 1996

                                      OR


/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ------------------


Commission file number:  0-18917
                         -------

                            FAST FOOD SYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)

             Delaware                                13-3562193

      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification #)


      42-40 Bell Boulevard, Bayside, New York             11361
      (Address of principal executive offices)          (zip code)


                                (718) 229-1113
               (Issuer's telephone number, including area code)


      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/   No  / /


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

Yes  / /   No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at February 10, 1997
Common Stock, $.01 par value                       2,214,400 Shares

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES / /  NO /X/

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

           FORM 10-QSB FOR THE FIRST QUARTER ENDED DECEMBER 29, 1996



                                     INDEX
                                     -----



PART 1                                                Page No.
------                                                -------

Financial Information:

Condensed Consolidated Balance Sheets-
 December 29, 1996 and September 29, 1996                2

Condensed Consolidated Statements of Operations-
  for the Three Months Ended December 29, 1996
  and December 31, 1995                                  3

Condensed Consolidated Statements of Cash Flows-
  for the Three Months Ended December 29, 1996
  and December 31, 1995                                  4-5

Notes to Condensed Consolidated Financial
  Statements                                             6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations          7-8





PART II
-------

Other Information

Item 1.     Legal Proceedings                            9

Item 2.     Changes in Securities                        9

Item 3.     Defaults upon Senior Securities              9

Item 4.     Submission of Matters to a Vote of
            Security Holders                             9

Item 5.     Other Information                            9

Item 6.     Exhibits and Reports on Form 8-K             9

Signatures                                               9


                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS



                                              December 29,   September 29,
                                                  1996           1996
                                               (Unaudited)         *
                                             ------------    ------------
      Assets
      ------

Current assets:
 Cash                                        $    115,966     $    59,162
 Notes receivable                                 153,047         149,283
 Due from managed entities                         22,996          29,589
 Other current assets                              50,260          29,306
                                              -----------     -----------
Total current assets                              342,269         267,340
                                              -----------     -----------
Property and equipment, net                        43,926          46,456
                                              -----------     -----------
Other assets:

 Notes receivable, less current maturities      1,233,631       1,273,333
 Interests in managed entities                    199,141         230,084
 Security deposits                                  1,242           1,242
                                              -----------     -----------
Total other assets                              1,434,014       1,504,659
                                              -----------     -----------
Total assets                                  $ 1,820,209     $ 1,818,455
                                              ===========     ===========




      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
 Accounts payable and accrued expenses        $    37,072     $    37,548
                                              -----------     -----------
Total liabilities                                  37,072          37,548
                                              -----------     -----------
Shareholders' equity:
 Common stock and additional paid-in capital    7,328,625       7,328,625
 Accumulated deficit                           (5,545,488)     (5,547,718)
                                              -----------     -----------
Total shareholders' equity                      1,783,137       1,780,907
                                              -----------     -----------
Total liabilities and shareholders' equity    $ 1,820,209     $ 1,818,455
                                              ===========     ===========

*Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.


                       FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995
                                      (UNAUDITED)

                                              1996            1995
                                           ----------      ----------

Continuing operations:
  Revenues:
   Management fees                         $   44,135       $   39,837
   Interest income                             35,394           51,969
   Consulting income                             -              13,575
                                           ----------       ----------
                                               79,529          105,381
                                           ----------       ----------

  Expenses:
   General and administrative expenses         76,824          232,264
   Interest expense                              -               2,392
   Loss attributable to equity investments        475           10,728
                                           ----------       ----------
                                               77,299          245,384
                                           ----------       ----------
Income (loss) from continuing operations        2,230         (140,003)

Loss from discontinued operations, net
  of gain on sale of assets of $45,474           -            ( 25,819)
                                           ==========       ==========
Net income (loss)                          $    2,230       $ (165,822)
                                           ==========       ==========

Net income (loss) per share                $    -           $    ( .07)
                                           ==========       ==========

See accompanying notes to the condensed consolidated financial statements.


                    FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)



                                                   1996           1995
                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $     2,230    $ (  165,822)
                                               -----------    ------------
Adjustments to reconcile net income (loss) to
  net cash required by operating activities:
    Depreciation and amortization                    4,686           5,918
    Deferred credits applied                          -         (    5,618)
    Interest income accrued                           -         (   20,435)
    Net gain on asset dispositions                    -         (   45,474)
    Loss attributable to equity investments            475          10,728
    Repayments from managed entities                 6,593         247,050
    Decrease in inventory                             -              5,953
    Increase in other current assets             (  20,954)     (   21,544)
    Decrease in accounts payable, accrued
      expenses and other liabilities             (     476)     (  453,570)
                                               -----------     -----------
Total adjustments                                    9,676      (  276,992)
                                               -----------     -----------
 Net cash required by operating activities       (   7,446)     (  442,814)
                                               -----------     -----------
Cash flows from investing activities:
  Proceeds of asset dispositions                      -            668,982
  Acquisition of tangible assets                 (   2,156)     (    1,087)
  Collections on notes receivable                   35,938          22,935
  Distributions from managed entities               30,468          75,468
  Increase in security deposits and other             -         (   23,900)
                                               -----------     -----------
Net cash provided by investing activities           64,250         742,398
                                               -----------     -----------
Cash flows from financing activities:
   Return of capital distributions paid               -         (  442,880)
                                               -----------     -----------
Net cash required by financing activities             -         (  442,880)
                                               -----------     -----------
  Net (increase) decrease in cash                   56,804      (  143,296)

  Cash, beginning of period                         59,162         150,945
                                               -----------     -----------
  Cash, end of period                          $   115,966     $     7,649
                                               ===========     ===========

See accompanying notes to condensed consolidated financial statements.





                 FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED
                 DECEMBER 29, 1996 AND DECEMBER 31, 1995
                               (UNAUDITED)


                                                   1996           1995
                                               -----------    -----------

Additional Cash Flow Information:

  Interest expense paid during the period      $     -        $     -
                                               ===========    ===========
Non-cash investing and financing activities:

    Notes and escrow receivables arising
      from asset sales                         $     -        $ 1,833,566
                                               ===========    ===========
    Net book value of property and equipment
      sold                                     $     -        $ 2,804,704
                                               ===========    ===========
    Security deposits and accrued interest
      thereon surrendered to obtain assigned
      lease extension                          $     -        $    21,760
                                               ===========    ===========
    Other restaurant assets sold:
      Inventory                                $     -        $    68,346
                                               ===========    ===========
      Prepayments                              $     -        $   101,954
                                               ===========    ===========
      Security deposits                        $     -        $    25,883
                                               ===========    ===========
    Liabilities/credits assumed by purchasers:
      Accrued expenses                         $     -        $    81,334
                                               ===========    ===========
      Deferred credits                         $     -        $   108,559
                                               ===========    ===========

See accompanying notes to condensed consolidated financial statements.



                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 29, 1996, and the results of operations and cash flows for the three months ended December 29, 1996 and December 31, 1995, respectively.

2. The condensed consolidated results of operations for the three months ended December 29, 1996, are not necessarily indicative of the results to be expected for the full year.


3. On December 19, 1996, the Company received a return of capital distribution from its managed investee, Fast Food Operators, Inc.,(FFO). The distribution, at the rate of $.01 per share, aggregated $30,000 and was credited to the Company's investment in FFO.

4. Notes receivable including their current maturities as of December 29, 1996 consist of the following:

      Notes Receivable Arising              Total                Current
       from the Sale of (to)              Receivable            Maturities
      ------------------------            ----------            ----------

      Wendway/Wendwick (1)                $  687,840            $   80,512
      Wendtrip                               333,177                27,383
      Wendnew (2)                            365,661                45,152
                                          ----------            ----------
      Totals:                              1,386,678            $  153,047
      Less: Current maturities               153,047            ==========
                                          ----------
      Long-term maturities                $1,233,631
                                          ==========
      (1)   See Note 5.
      (2)   See Note 6.

5. In January of 1997, the Company arranged for the sale of one of the two 10% notes received in the sale of the Wendway and Wendwick Restaurants. The Wendwick note was sold to a third party for a total of $274,845 consisting of its outstanding principal balance of $272,573 plus accrued interest of $2,272. The Company realized neither gain nor loss on the sale, the proceeds of which were received on February 10, 1997.

6. In February of 1997, Wendnew prepaid the balance of its 10% note at par. The payment totalled $359,426 including accrued interest of $982. The prepayment resulted in neither gain nor loss to the Company.

7. On January 31, 1997, the Company declared a return of capital distribution at the rate of $.35 per share. Such distribution aggregates $775,040 and is payable on February 20, 1997 to shareholders of record as of February 13, 1997.

8. Per share data is based upon the income (loss) for the period divided by the weighted average number of common shares outstanding during the period.











Item 2
------

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

During the fiscal year ended September 29, 1996 the Company disposed of all of its remaining restaurant operations. The Company's current activities consist of managing six Popeye's Famous Fried Chicken and Biscuit Restaurants for FFO and two Wendy's Old Fashioned Hamburgers Restaurants for Wendtwo Limited Partnership. The day-to-day management of the Wendtwo Restaurants has been sub-contracted to a third party at approximately five-sixths of the regular management fee, subject to a monthly credit of $2,004. The Company is also collecting on its notes receivable. Of the four notes outstanding at December 29, 1996, one was sold and one was prepaid in February of 1997. (See Liquidity).

Management fees for the quarter were as follows:

                                                1996        1995
                                                ----        ----

FFO                                           $ 27,000     $ 18,000
                                              --------     --------
Wendtwo:
Gross subordinated fee                          41,898       52,494
                                              --------     --------
Subcontracting fee                              34,915       38,805
Less: Subcontracting credit                      6,012        4,008
                                              --------     --------
Net subcontracting fee                          28,903       34,797
                                              --------     --------
Net subordinated fee                            12,995       17,697

Supervisory fee                                  4,140        4,140
                                              --------     --------
Total Wendtwo                                   17,135       21,837
                                              --------     --------
Total management fees                         $ 44,135     $ 39,837
                                              ========     ========

Effective January 26, 1997, the minimum annual FFO fee was reduced from $108,000 to $96,000.

The Company, in the future, may seek to sell or assign the management agreements for FFO and Wendtwo.

Interest income for the quarter decreased by $16,575, or 32%, to $35,394 in 1996 from $51,969 in 1995, due to the lower average outstanding balance of interest-bearing notes receivable. In January of 1997, the Company arranged for the sale of one note at par, the proceeds of which were received on February 10, 1997. In February of 1997, the Wendnew note was prepaid. These transactions reduced the number of outstanding notes from four to two. (See Liquidity).

Other income in 1995 consisted of consulting income of $13,575 assigned by the Company's principal officer. Such assignment terminated on November 1, 1995.

General and administrative expenses decreased by $155,440, or 67%, to $76,824 in 1996 from $232,264 in 1995. The Company's administrative office was closed January 31, 1996. Most accounting and administrative activities previously supervised by the Company's controller are now provided at an annual fixed fee of $60,000 by a service company owned by such individual. Effective January 1, 1997 the annual salary of the Company's President was reduced from $50,000 to $40,000.

Miscellaneous interest expense of $2,392 in 1995 did not recur.
The Company presently has no interest-bearing debt.

Loss attributable to equity investments decreased by $10,253, or 95%, to $475 in 1996 from $10,728 in 1995, principally attributable to Fast Food Operators (FFO). FFO declared and paid a $.01 per share return of capital distribution in December 1996. After recording the $30,000 distribution and the loss for the quarter, the carrying value of the Company's investment in FFO was $193,498.

Continuing operations in 1996 produced income of $2,230 compared to a loss of $140,003 in 1995. Due to operating tax loss carryforwards, an income tax provision was not necessary in 1996.

Discontinued operations lost $25,819 in 1995, net of a gain of $45,474 on assets sold.

Liquidity and Capital Resources
-------------------------------

The Company's working capital improved by $75,405 to $305,197 at December 29, 1996 from $229,792 at September 29, 1996, due principally to the receipt of the $30,000 dividend from FFO and continued collections on notes receivable. Cash increased by $56,804 to $115,966.

Operating activities required $7,446. Operations provided $7,391 adjusted for non-cash items and changes in applicable asset and liability accounts related to operations required $14,837.

Investing activities provided $64,250 consisting of note receivable collections of $35,938 and distributions from managed entities of $30,468 less capital expenditures of $2,156.

There were no financing activities during the quarter. However on January 31, 1997, the Company declared a $.35 per share return of capital distribution totalling $775,040 payable on February 20, 1997 to shareholders of record as of February 13, 1997. (See Part
II). The distribution will be funded principally from the proceeds of the sale of the Wendwick note and the prepayment of the Wendnew note. Such proceeds, received in February, 1997, totalled $634,271. The balance of the distribution will be funded from available cash as augmented by continuing note collections and management fee payments.

Following the two note transactions, the Company has two notes outstanding, Wendway and Wendtrip, aggregating approximately
$740,000. In the event that one or both of these notes are sold or prepaid in the future, available proceeds thereof will again be applied to return of capital distributions.


PART II     OTHER INFORMATION
-------     -----------------
Item 1-4.   Not applicable.

Item 5.     Other Information
            -----------------
The following information is being furnished in lieu of a current report on Form 8-K. The Sub-item number indicated parenthetically below corresponds to the item number that would be reported on such form.

(Sub-Item 5) - Other Events
---------------------------

On January 30, 1997, the Board of Directors of the Company declared a return of capital distribution in the amount of $.35 per share, or $775,040 in the aggregate, to be paid on February 20, 1997 to all of its stockholders of record on February 13, 1997. The principal source of funds for the distribution is the proceeds of the sale of the Wendwick note and the prepayment of the Wendnew note.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

No reports on Form 8-K were filed during the quarter ended December
29, 1996.

See Item 5 of this Part II for current information on a return of capital distribution in lieu of a separately filed Current Report thereon on Form 8-K.

                          Signatures
                          ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAST FOOD SYSTEMS, INC.


Date: February 11, 1997             /s/ Lewis E. Topper
                                    ------------------
                                    Lewis E. Topper
                                    Chairman of the Board
                                    President, Chief Executive
                                    Officer, Treasurer and
                                    Director,
                                    Principal Financial and
                                    Accounting Officer