Form 10QSB
period 1997-03-30
FAST FOOD SYSTEMS INC
filed 1997-05-12
CIK 860591

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-QSB

/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 30, 1997

                                      OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ----------------

Commission file number:  0-18917
                         -------

                            FAST FOOD SYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)

             Delaware                                13-3562193
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification #)


      42-40 Bell Boulevard, Bayside, New York             11361
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


      Class                           Outstanding at May 8, 1997
Common Stock, $.01 par value                 2,214,400 Shares


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES / /  NO /X/

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

            FORM 10-QSB FOR THE SECOND QUARTER ENDED MARCH 30, 1997

                                     INDEX
                                     -----

PART 1                                                Page No.
------                                                -------

Financial Information:

Condensed Consolidated Balance Sheets-
 March 30, 1997 and September 29, 1996                   2

Condensed Consolidated Statements of Operations-
  for the Three and Six Months Ended
  March 30, 1997 and March 31, 1996                      3-4

Condensed Consolidated Statements of Cash Flows-
  for the Six Months Ended March 30, 1997
  and March 31, 1996                                     5-6

Notes to Condensed Consolidated Financial
  Statements                                             7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations          8-9


PART II
-------

Other Information

Item 1.     Legal Proceedings                            10

Item 2.     Changes in Securities                        10

Item 3.     Defaults upon Senior Securities              10

Item 4.     Submission of Matters to a Vote of
            Security Holders                             10

Item 5.     Other Information                            10

Item 6.     Exhibits and Reports on Form 8-K             10

Signatures                                               10


                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS



                                              March 30,      September 29,
                                                1997             1996
                                             (Unaudited)          *
                                             -----------     ------------
      Assets
      ------

Current assets:
 Cash                                        $     20,137     $    59,162
 Notes receivable                                  77,598         149,283
 Due from managed entities                         19,008          29,589
 Other current assets                              32,761          29,306
                                              -----------     -----------
Total current assets                              149,504         267,340
                                              -----------     -----------
Property and equipment, net                        40,817          46,456
                                              -----------     -----------
Other assets:

 Notes receivable, less current maturities        650,061       1,273,333
 Interests in managed entities                    150,279         230,084
 Security deposits                                  1,242           1,242
                                              -----------     -----------
Total other assets                                801,582       1,504,659
                                              -----------     -----------
Total assets                                  $   991,903     $ 1,818,455
                                              ===========     ===========

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
 Accounts payable and accrued expenses        $    31,412     $    37,548
                                              -----------     -----------
Total liabilities                                  31,412          37,548
                                              -----------     -----------
Shareholders' equity:
 Common stock and additional paid-in capital    6,553,585       7,328,625
 Accumulated deficit                           (5,593,094)     (5,547,718)
                                              -----------     -----------
Total shareholders' equity                        960,491       1,780,907
                                              -----------     -----------
Total liabilities and shareholders' equity    $   991,903     $ 1,818,455
                                              ===========     ===========

*Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.



                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                           (UNAUDITED)


                                              1997            1996
                                           ----------      ----------

Continuing operations:
  Revenues:
   Management fees                         $   41,115       $   39,571
   Interest income                             27,713           56,672
                                           ----------       ----------
                                               68,828           96,243
                                           ----------       ----------

  Expenses:
   General and administrative expenses         68,039          210,836
   Interest expense                              -                 250
   Loss attributable to equity investments     48,395           33,827
                                           ----------       ----------
                                              116,434          244,913
                                           ----------       ----------
Loss from continuing operations              ( 47,606)        (148,670)

Loss from discontinued operations,
  including loss on sale of assets
  of $85,825                                     -            ( 69,327)
                                           ----------       ----------
Net loss                                   $ ( 47,606)      $  217,997
                                           ==========       ==========

Net loss per share                         $     (.02)      $    ( .10)
                                           ==========       ==========

See accompanying notes to the condensed consolidated financial statements.


                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                           (UNAUDITED)


                                              1997            1996
                                           ----------      ----------

Continuing operations:
  Revenues:
   Management fees                         $   85,250       $   79,408
   Interest income                             63,107          108,641
   Consulting income                             -              13,575
                                           ----------       ----------
                                              148,357          201,624
                                           ----------       ----------

  Expenses:
   General and administrative expenses        144,863          443,100
   Interest expense                              -               2,642
   Loss attributable to equity investments     48,870           44,555
                                           ----------       ----------
                                              193,733          490,297
                                           ----------       ----------
Loss from continuing operations              ( 45,376)        (288,673)

Loss from discontinued operations,
  including loss on sale of assets
  of $40,351                                     -            ( 95,146)
                                           ----------       ----------
Net loss                                   $ ( 45,376)      $ (383,819)
                                           ==========       ==========

Net loss per share                         $     (.02)      $    ( .17)
                                           ==========       ==========

See accompanying notes to the condensed consolidated financial statements.


                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                           (UNAUDITED)



                                                   1997           1996
                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $ (  45,376)   $  ( 383,819)
                                               -----------    ------------
Adjustments to reconcile net loss to
  net cash provided (required) by
  operating activities:
    Depreciation and amortization                    9,372          11,366
    Deferred credits applied                          -         (   38,902)
    Net loss on asset dispositions                    -             40,351
    Loss attributable to equity investments         48,870          44,555
    Change in due to/from managed entities          10,581      (   68,362)
    Decrease in inventory                             -             31,167
    Increase in other current assets             (   3,455)     (   21,725)
    Decrease in accounts payable, accrued
      expenses and other liabilities             (   6,136)     (  687,665)
                                               -----------     -----------
Total adjustments                                   59,232      (  689,215)
                                               -----------     -----------
 Net cash provided (required) by
   operating activities                             13,856      (1,073,034)
                                               -----------     -----------
Cash flows from investing activities:
  Proceeds of asset dispositions                      -          1,626,633
  Acquisition of tangible assets                 (   3,733)     (    3,910)
  Collections on notes receivable                  694,957         381,159
  Distributions from managed entities               30,935          75,935
  Cash paid on lease termination                      -         (   18,000)
  Increase in security deposits and other             -         (   23,900)
                                               -----------     -----------
Net cash provided by investing activities          722,159       2,037,917
                                               -----------     -----------
Cash flows from financing activities:
   Return of capital distributions paid          ( 775,040)     (1,107,200)
                                               -----------     -----------
  Net decrease in cash                           (  39,025)     (  142,317)

  Cash, beginning of period                         59,162         150,945
                                               -----------     -----------
  Cash, end of period                          $    20,137     $     8,628
                                               ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                           (UNAUDITED)


                                                   1997           1996
                                               -----------    -----------

Additional Cash Flow Information:

  Interest expense paid during the period      $     -        $     2,642
                                               ===========    ===========
Non-cash investing and financing activities:

    Notes and escrow receivables arising
      from asset sales                         $     -        $ 1,833,566
                                               ===========    ===========
    Net book value of property and equipment
      sold                                     $     -        $ 2,854,929
                                               ===========    ===========
    Capitalized value of sale/leaseback
      debt extinguished                        $     -        $   395,570
                                               ===========    ===========
    Security deposits and accrued interest
      thereon surrendered to obtain assigned
      lease extension                          $     -        $    21,760
                                               ===========    ===========
    Other restaurant assets sold:
      Inventory                                $     -        $    68,346
                                               ===========    ===========
      Prepayments                              $     -        $   101,954
                                               ===========    ===========
      Security deposits                        $     -        $    47,133
                                               ===========    ===========
    Liabilities/credits assumed by purchasers:
      Accrued expenses                         $     -        $    81,334
                                               ===========    ===========
      Deferred credits                         $     -        $   108,559
                                               ===========    ===========

See accompanying notes to condensed consolidated financial statements.


                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 30, 1997, and the results of operations and cash flows for the three and six month periods ended March 30, 1997 and March 31, 1996, respectively.

2. The condensed consolidated results of operations for the three and six month periods ended March 30, 1997, are not necessarily indicative of the results to be expected for the full year.

3. On December 19, 1996, the Company received a return of capital distribution from its managed investee, Fast Food Operators, Inc.,(FFO). The distribution, at the rate of $.01 per share, aggregated $30,000 and was credited to the Company's investment in FFO.

4. Notes receivable including their current maturities as of March 30, 1997 consist of the following:

      Notes Receivable Arising                 Total                Current
          from the Sale of                   Receivable            Maturities
      ------------------------               ----------            ----------

      Wendway                                $  401,074            $   49,525
      Wendtrip                                  326,585                28,073
                                             ----------            ----------
      Totals:                                $  727,659            $   77,598
      Less: Current maturities                   77,598            ==========
                                             ----------
      Long-term maturities                   $  650,061
                                             ==========

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

5. On January 31, 1997, the Company declared a return of capital distribution at the rate of $.35 per share. Such distribution aggregated $775,040 and was paid on February 20, 1997 to shareholders of record as of February 13, 1997.

6. Per share data is based upon the loss for the period divided by the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive securities outstanding. Accordingly, the Company's per share data will not be affected by application of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in February, 1997 and effective for annual and interim periods ending after December 15, 1997.

Item 2
------

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

During the fiscal year ended September 29, 1996 the Company disposed of all of its remaining restaurant operations. The Company's current activities consist of managing five Popeye's Famous Fried Chicken and Biscuit Restaurants for FFO and two Wendy's Old Fashioned Hamburgers Restaurants for Wendtwo Limited Partnership. The day-to-day management of the Wendtwo Restaurants has been sub-contracted to a third party at approximately five-sixths of the regular management fee, subject to a monthly credit of $2,004. The Company is also collecting on its notes receivable. In February of 1997, one of such notes was sold and another was prepaid, leaving two notes outstanding at March 30, 1997. (See Liquidity and Note 4 to the Condensed Consolidated Financial Statements).

Management fees for the quarter and year-to-date periods were as follows:

                                Three Months Ended        Six Months Ended
                               --------------------     --------------------
                               March 30,  March 31,     March 30,   March 31,
                                 1997       1996          1997        1996
                               --------   --------      ---------   ---------

FFO                            $ 25,000   $ 24,000      $ 52,000    $ 42,000
                               --------   --------      --------    --------
Wendtwo:
Gross subordinated fee           35,778     32,514        77,676      85,008
                               --------   --------      --------    --------
Subcontracting fee               29,815     27,095        64,730      65,900
Less: Subcontracting credit       6,012      6,012        12,024      10,020
                               --------   --------      --------    --------
Net subcontracting fee           23,803     21,083        52,706      55,880
                               --------   --------      --------    --------
Net subordinated fee             11,975     11,431        24,970      29,128

Supervisory fee                   4,140      4,140         8,280       8,280
                               --------   --------      --------    --------
Total Wendtwo                    16,115     15,571        33,250      37,408
                               --------   --------      --------    --------
Total management fees          $ 41,115   $ 39,571      $ 85,250    $ 79,408
                               ========   ========      ========    ========

Effective January 26, 1997, the minimum annual FFO fee was reduced from $108,000 to $96,000.

The Company, in the future, may seek to assign the management agreements for FFO and Wendtwo.

Interest income decreased by $28,959, or 51%, to $27,713 for the quarter and by $45,534 or 42% to $63,107 for the six months due to the lower average outstanding balance of interest-bearing notes receivable. In January of 1997, the Company arranged for the sale of one note at par and received proceeds therefrom on February 10, 1997. In February of 1997, the Wendnew note was prepaid. The principal proceeds from these transactions, which reduced the number of outstanding notes from four to two, were $631,017 in total. (See Liquidity and Note 4 to the Condensed Consolidated Financial Statements).

Other income in 1995 consisted of consulting income of $13,575 assigned to the Company by its principal officer. Such assignment terminated on November 1, 1995.

General and administrative expenses decreased by $142,797, or 68%, to $68,039 for the quarter and by $298,237, or 67% to $144,863 for the six months. The Company's administrative office was closed January 31, 1996. Most accounting and administrative activities previously supervised by the Company's controller are now provided at an annual fixed fee of $48,000 for calendar 1997 (reduced from $60,000 for calendar 1996) by a service company owned by such individual. Effective January 1, 1997 the annual salary of the Company's President was reduced from $50,000 to $40,000.

Miscellaneous interest expense of $250 for the 1996 quarter and $2,642 for the 1996 six months did not recur. The Company presently has no interest-bearing debt.

Loss attributable to equity investments increased by $14,568, or 43%, to $48,395 for the quarter and by $4,315, or 10%, to $48,870 for the six months, principally attributable to a non-recurring and unexpected litigation settlement loss for Fast Food Operators
(FFO). FFO had declared and paid a $.01 per share return of capital distribution in December 1996. At March 30, 1997 the carrying value of the Company's investment in FFO was $145,103.

Continuing operations incurred a loss of $47,606 for the 1997 quarter, compared to a loss of $148,670 for the 1996 quarter, a decrease of $101,064 or 68%. For the six months, continuing operations lost $45,376 in 1997 compared to $288,673 in 1996, a decrease of $243,297 or 84%.

Discontinued operations lost $69,327 for the 1996 quarter and $95,146 for the 1996 six months, including losses on the sale of assets of $85,825 and $40,351, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased by $111,700 to $118,092 at March 30, 1997 from $229,792 at September 29, 1996, due principally to the payment of the $775,040 return of capital distribution; less the proceeds of the sold and prepaid notes receivable as well as regular collections thereon and the $30,000 dividend from FFO.
Cash decreased by $39,025 to $20,137.

Operating activities provided $13,856. Operations provided $12,866 adjusted for non-cash items and changes in applicable asset and liability accounts related to operations required $990.

Investing activities provided $722,159 consisting of note receivable sale proceeds, prepayments and regular collections aggregating $694,957 and distributions from managed entities of $30,935, less capital expenditures of $3,733.

Financing activities required $775,040 for a $.35 per share return of capital distribution paid on February 20, 1997 to shareholders of record as of February 13, 1997. The distribution was funded in substantial part from the proceeds of the sale of the Wendwick note and the prepayment of the Wendnew note. Such proceeds were received in February, 1997 and totalled $634,271, including accrued interest.

Following the two note transactions, the Company has two notes outstanding, Wendway and Wendtrip, aggregating $727,659 at March
30, 1997.

Since commencing its strategic downsizing in fiscal 1995 and its subsequent decision, approved by shareholders in fiscal 1996, to sell substantially all of its assets, the Company has returned to shareholders $1.35 per share, or $2,989,440 in the aggregate. The Company's remaining activities are the collection of its notes receivable and the management of FFO and Wendtwo. The Company has also substantially reduced its overhead costs. One expense area the Company has not been able to reduce is the cost of complying with the quarterly and annual reporting required of a public company pursuant to the Securities Exchange Act of 1934.

Such cost is now disproportionately high for the Company's current scope of operations. In order to remedy this, the Company may look to the following options: (i) merger with an active operating company, which seeks a public market for its shares; (ii) electing to cease reporting under Exchange Act regulations (at the Company's present asset level and number of shareholders, the Company could terminate its periodic reporting obligations after the filing of its Form 10-QSB for the third fiscal quarter ending June 29, 1997); or (iii) undertaking a going-private transaction, with the related proxy solicitation of shareholders. The Company's management is currently evaluating the above options. Alternately, the Company could continue its management activities or seek to assign the management agreements. Further return of capital distributions would be made when available cash and other factors so warrant.

PART II     OTHER INFORMATION
-------     -----------------
Item 1-5.   Not applicable.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            None.
                                  Signatures
                                  ----------

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAST FOOD SYSTEMS, INC.





Date: May 9, 1997                   By    /s/ Lewis E. Topper
                                          -------------------
                                          Lewis E. Topper
                                          Chairman of the Board
                                          President, Chief Executive
                                          Officer, Treasurer and
                                          Director,
                                          Principal Financial and
                                          Accounting Officer