Form 10QSB
period 1997-06-29
FAST FOOD SYSTEMS INC
filed 1997-08-07
CIK 860591

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-QSB

/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 29, 1997

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


          Class                            Outstanding at August 6, 1997
Common Stock, $.01 par value                     2,214,400 Shares


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES / /  NO /X/

                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

             FORM 10-QSB FOR THE THIRD QUARTER ENDED JUNE 29, 1997

                                     INDEX
                                     -----

PART 1                                                Page No.
------                                                -------

Financial Information:

Condensed Consolidated Balance Sheets-
 June 29, 1997 and September 29, 1996                    2

Condensed Consolidated Statements of Operations-
  for the Three and Nine Months Ended
  June 29, 1997 and June 30, 1996                        3-4

Condensed Consolidated Statements of Cash Flows-
  for the Nine Months Ended June 29, 1997
  and June 30, 1996                                      5-6

Notes to Condensed Consolidated Financial
  Statements                                             7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations          8-10


PART II
-------

Other Information

Item 1.     Legal Proceedings                            10

Item 2.     Changes in Securities                        10

Item 3.     Defaults upon Senior Securities              10

Item 4.     Submission of Matters to a Vote of
            Security Holders                             10

Item 5.     Other Information                            10

Item 6.     Exhibits and Reports on Form 8-K             10

Signatures                                               10


                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 29,      September 29,
                                                1997             1996
                                             (Unaudited)          *
                                             -----------     ------------
      Assets
      ------

Current assets:
 Cash                                        $     39,776     $    59,162
 Notes receivable                                  79,554         149,283
 Due from managed entities                         28,606          29,589
 Other current assets                              27,432          29,306
                                              -----------     -----------
Total current assets                              175,368         267,340
                                              -----------     -----------
Property and equipment, net                        37,889          46,456
                                              -----------     -----------
Other assets:

 Notes receivable, less current maturities        629,424       1,273,333
 Interests in managed entities                    171,304         230,084
 Security deposits                                  1,242           1,242
                                              -----------     -----------
Total other assets                                801,970       1,504,659
                                              -----------     -----------
Total assets                                  $ 1,015,227     $ 1,818,455
                                              ===========     ===========

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
 Accounts payable and accrued expenses        $    26,665     $    37,548
                                              -----------     -----------
Total liabilities                                  26,665          37,548
                                              -----------     -----------
Shareholders' equity:
 Common stock and additional paid-in capital    6,553,585       7,328,625
 Accumulated deficit                           (5,565,023)     (5,547,718)
                                              -----------     -----------
Total shareholders' equity                        988,562       1,780,907
                                              -----------     -----------
Total liabilities and shareholders' equity    $ 1,015,227     $ 1,818,455
                                              ===========     ===========

*Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.


                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                           (UNAUDITED)



                                              1997            1996
                                           ----------      ----------

Continuing operations:
  Revenues:
   Management fees                         $   41,432       $   43,832
   Interest income                             17,881           37,635
   Income attributable to equity
    investments                                21,493           20,945
                                           ----------       ----------
                                               80,806          102,412


  Expenses:
   General and administrative                  52,735           72,731
                                           ----------       ----------
Net income                                 $   28,071       $   29,681
                                           ==========       ==========

Net income per share                       $      .01       $      .01
                                           ==========       ==========

See accompanying notes to the condensed consolidated financial statements.


                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                           (UNAUDITED)


                                              1997            1996
                                           ----------      ----------

Continuing operations:
  Revenues:
   Management fees                         $  126,682       $  123,240
   Interest income                             80,988          146,276
   Consulting income                             -              13,575
                                           ----------       ----------
                                              207,670          283,091
                                           ----------       ----------

  Expenses:
   General and administrative expenses        197,598          515,831
   Interest expense                              -               2,642
   Loss attributable to equity investments     27,377           23,610
                                           ----------       ----------
                                              224,975          542,083
                                           ----------       ----------
Loss from continuing operations              ( 17,305)        (258,992)

Loss from discontinued operations,
  including loss on sale of assets
  of $40,351                                     -            ( 95,146)
                                           ----------       ----------
Net loss                                   $ ( 17,305)      $ (354,138)
                                           ==========       ==========
Per share data:
  Loss from continuing operations          $     (.01)      $     (.12)

  Loss from discontinued operations
   including loss on sale of assets
   of $(.02)                                    -                 (.04)
                                           ----------       ----------
Net loss                                   $     (.01)      $    ( .16)
                                           ==========       ==========

See accompanying notes to the condensed consolidated financial statements.


                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                           (UNAUDITED)



                                                   1997           1996
                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $ (  17,305)   $  ( 354,138)
                                               -----------    ------------
Adjustments to reconcile net loss to
  net cash provided (required) by
  operating activities:
    Depreciation and amortization                   14,058          16,814
    Deferred credits applied                          -         (   76,812)
    Net loss on asset dispositions                    -             40,351
    Loss attributable to equity investments         27,377          23,610
    Change in due to/from managed entities             983      (  147,458)
    Decrease in inventory                             -             31,167
    Increase (decrease) in other current
      assets                                         1,874      (   12,045)
    Decrease in accounts payable, accrued
      expenses and other liabilities             (  10,883)     (  729,975)
                                               -----------     -----------
Total adjustments                                   33,409      (  854,348)
                                               -----------     -----------
 Net cash provided (required) by
   operating activities                             16,104      (1,208,486)
                                               -----------     -----------
Cash flows from investing activities:
  Proceeds of asset dispositions                      -          1,626,633
  Acquisition of tangible assets                 (   5,491)     (    3,910)
  Collections on notes receivable                  713,638         563,513
  Distributions from managed entities               31,403          76,403
  Cash paid on lease termination                      -         (   18,000)
  Increase in security deposits and other             -         (   23,900)
                                               -----------     -----------
Net cash provided by investing activities          739,550       2,220,739
                                               -----------     -----------
Cash flows from financing activities:
   Return of capital distributions paid          ( 775,040)     (1,107,200)
                                               -----------     -----------
  Net decrease in cash                           (  19,386)     (   94,947)

  Cash, beginning of period                         59,162         150,945
                                               -----------     -----------
  Cash, end of period                          $    39,776     $    55,998
                                               ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                            FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
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


                   FAST FOOD SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 29, 1997, and the results of operations and cash flows for the three and nine-month periods ended June 29, 1997 and June 30, 1996, respectively.

2. The condensed consolidated results of operations for the three and nine- month periods ended June 29, 1997, are not necessarily indicative of the results to be expected for the full year.

3. On December 19, 1996, the Company received a return of capital distribution from its managed investee, Fast Food
      Operators, Inc.,(FFO). The distribution, at the rate of $.01 per share, aggregated $30,000 and was credited to the Company's investment in FFO.

4. Notes receivable including their current maturities as of June 29, 1997 consist of the following:

                                               Total                Current
      Arising from the Sale of               Receivable            Maturities
      ------------------------               ----------            ----------

      Wendway                                $  389,151            $   50,774
      Wendtrip                                  319,827                28,780
                                             ----------            ----------
      Totals:                                $  708,978            $   79,554
      Less: Current maturities                   79,554            ==========
                                             ----------
      Long-term maturities                   $  629,424
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

6. The Company has determined to undertake a going-private transaction and related proxy solicitation of shareholders. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

7. Per share data is based upon the income (loss) for the period divided by the weighted average number of common shares outstanding during the period. The Company has no significant potentially dilutive securities outstanding. Accordingly, it is not anticipated that the Company's per share data will be affected by application of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in February, 1997 and effective for annual and interim periods ending after December 15, 1997.


Item 2
------

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
During the fiscal year ended September 29, 1996 the Company disposed of all of its remaining restaurant operations. The Company's current activities consist of managing five Popeye's Famous Fried Chicken and Biscuit Restaurants for FFO and two Wendy's Old Fashioned Hamburgers Restaurants for Wendtwo Limited Partnership. The day-to-day management of the Wendtwo Restaurants has been sub-contracted to a third party at five-sixths of the regular management fee, subject to the requirement that no sub-contracting fee is due until the Company first receives its one-sixth share of such regular fee and also subject to a monthly credit of $2,004. The Company is also collecting on its notes receivable. In February of 1997, one of such notes was sold and another was prepaid, leaving two notes outstanding.
(See Liquidity and Note 4 to the Condensed Consolidated Financial
Statements).

Management fees for the quarter and year-to-date periods were as follows:

                                Three Months Ended       Nine Months Ended
                               --------------------     --------------------
                               June 29,   June 30,      June 29,    June 30,
                                 1997       1996          1997        1996
                               --------   --------      ---------   ---------

FFO                            $ 24,000   $ 27,000      $ 76,000    $ 69,000
                               --------   --------      --------    --------
Wendtwo:
Gross subordinated fee           43,680     40,080       121,356     125,088
                               --------   --------      --------    --------
Subcontracting fee               36,400     33,400       101,130      99,300
Less: Subcontracting credit       6,012      6,012        18,036      16,032
                               --------   --------      --------    --------
Net subcontracting fee           30,388     27,388        83,094      83,268
                               --------   --------      --------    --------
Net subordinated fee             13,292     12,692        38,262      41,820

Supervisory fee                   4,140      4,140        12,420      12,420
                               --------   --------      --------    --------
Total Wendtwo                    17,432     16,832        50,682      54,240
                               --------   --------      --------    --------
Total management fees          $ 41,432   $ 43,832      $126,682    $123,240
                               ========   ========      ========    ========

Effective January 26, 1997, the minimum annual FFO fee was reduced from $108,000 to $96,000.

The Company, in the future, may seek to assign the management agreements for FFO and Wendtwo.

Interest income decreased by $19,754, or 52%, to $17,881 for the quarter and by $65,288 or 45% to $80,988 for the nine months due to the lower average outstanding balance of interest-bearing notes receivable. In January of 1997, the Company arranged for the sale of one note at par and received proceeds therefrom on February 10, 1997. In February of 1997, the Wendnew note was prepaid. The principal proceeds from these transactions, which reduced the number of outstanding notes from four to two, were $631,017 in total. (See Liquidity and Note 4 to the Condensed Consolidated Financial Statements).

Other income in 1995 consisted of consulting income of $13,575 assigned to the Company by its principal officer. Such assignment terminated on November 1, 1995.


Item 2
------

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (continued)
---------------------
General and administrative expenses decreased by $19,996, or 27%, to $52,735 for the quarter and by $318,233, or 62% to $197,598 for the nine months. The much larger year to year decrease occurring over the first six months of 1997 is attributable to the costs incurred in preparing and mailing the Company's 1996 proxy solicitation. The Company's administrative office was closed January 31, 1996. Most accounting and administrative activities previously supervised by the Company's controller are now provided at an annual fixed fee of $48,000 for calendar 1997 (reduced from $60,000 for calendar 1996) by a service company owned by such individual. Effective January 1, 1997 the annual salary of the Company's President was reduced from $50,000 to $40,000.

Miscellaneous interest expense of $2,642 for the 1996 nine months did not recur. The Company presently has no interest-bearing debt.

For both the current and prior year quarter, the Company realized income from its equity investments in the amounts of $21,493 and $20,945, respectively, constituting a 3% improvement in the current year. However, for the nine months, loss attributable to equity investments increased by 16%, to $27,377 from $23,610, principally attributable to a non-recurring and unexpected litigation settlement loss for Fast Food Operators (FFO)incurred in the March, 1997 quarter. FFO had declared and paid a $.01 per share return of capital distribution in December 1996. At June 29, 1997 the carrying value of the Company's investment in FFO was $166,596.

Continuing operations were profitable for both the 1997 and 1996 quarters with net income of $28,071 and $29,681, respectively. No provision for income taxes was required, due to the year-to-date loss. For the nine months, continuing operations lost $17,305 in 1997 compared to $258,992 in 1996, a decrease of $241,687, or 93%.

Discontinued operations lost $95,146 for the 1996 nine months, including a loss on the sale of assets of $40,351. There were no discontinued operations in 1997 or in the 1996 quarter.

Liquidity and Capital Resources
-------------------------------
The Company's working capital decreased by $81,089 to $148,703 at June 29, 1997 from $229,792 at September 29, 1996, due principally to the payment of the $775,040 return of capital distribution; less the proceeds of the sold and prepaid notes receivable as well as regular collections thereon and the $30,000 dividend from FFO. Cash decreased by $19,386 to $39,776.

Operating activities provided $16,104.  Operations provided
$24,130 adjusted for non-cash items and changes in applicable asset and liability accounts related to operations required
$8,026.

Investing activities provided $739,550 consisting of note receivable sale proceeds, prepayments and regular collections aggregating $713,638 and distributions from managed entities of $31,403, less capital expenditures of $5,491.

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

Item 2
------

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources (continued)
-------------------------------
Following the two note transactions, the Company has two notes outstanding, Wendway and Wendtrip, aggregating $708,978 at June
29, 1997.

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

One expense area the Company has not been able to reduce is the cost of complying with the quarterly and annual reporting required of a public company pursuant to the Securities Exchange Act of 1934. Such cost is now disproportionately high for the Company's current scope of operations. In order to remedy this, the Company has determined to undertake a going-private transaction, with the related proxy solicitation of shareholders.


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

                                          FAST FOOD SYSTEMS, INC.





Date: August 7, 1997                      By
                                          /s/ Lewis E. Topper
                                          -------------------
                                          Lewis E. Topper
                                          Chairman of the Board
                                          President, Chief Executive
                                          Officer, Treasurer and
                                          Director,
                                          Principal Financial and
                                          Accounting Officer